Form 10-Q
period 2013-06-30
Silver Eagle Acquisition Corp.
filed 2013-09-09
CIK 1575988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-575988

SILVER EAGLE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	80-0914174
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1450 2nd Street, Suite 247, Santa Monica, California 90401
(310) 209-7280
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

As of September 9, 2013, the registrant had 40,625,000 shares of its common stock, par value $0.0001 per share, outstanding.

SILVER EAGLE ACQUISITION CORP.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILVER EAGLE ACQUISITION CORP.
(A Corporation in the Development Stage)
Condensed Balance Sheet
June 30, 2013
(unaudited)

Assets:
Current assets:
Cash	$25,285
Prepaid offering costs	99,715
Total current assets	125,000
Deferred offering costs	135,927
Total Assets	$260,927

Liabilities and Stockholders’ Equity:
Current liabilities:
Note payable to stockholder	$100,000
Accrued offering costs	135,927
Accrued expenses – other	8,000
Total current liabilities	243,927

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2013(1)	863
Additional paid-in capital	24,137
Deficit accumulated during the development stage	(8,000)
Total stockholders’ equity, net	17,000
Total liabilities and stockholders’ equity	$260,927

(1) Share amounts have been retroactively restated to reflect the contribution to the Company of 2,812,500 shares by the Company’s Founders on June 18, 2013 and the stock dividend of 1,437,500 shares declared by the Company on July 22, 2013 (see Note 5).

The accompanying notes are an integral part of these condensed financial statements.

SILVER EAGLE ACQUISITION CORP.
(A Corporation in the Development Stage)
Condensed Statement of Operations
(unaudited)
For the period from April 11, 2013 (date of inception) to June 30, 2013

Revenue	$—
Formation and operating costs	8,000
Net loss applicable to common stockholders	$(8,000)

Weighted average number of common shares outstanding, basic and diluted(1)	8,625,000

Net loss per common share, basic and diluted	$(0.00)

(1) Share amounts have been retroactively restated to reflect the contribution to the Company of 2,812,500 shares by the Company’s initial stockholders on June 18, 2013 and the stock dividend of 1,437,500 shares declared by the Company on July 22, 2013 (see Note 5).

The accompanying notes are an integral part of these condensed financial statements.

SILVER EAGLE ACQUISITION CORP.
(A Corporation in the Development Stage)
Condensed Statement of Stockholders’ Equity
(unaudited)
For the period from April 11, 2013 (date of inception) to June 30, 2013

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Sale of common stock to initial stockholders on April 11, 2013 at $.003 per share(1)	8,625,000	$863	$24,137	$—	$25,000
Net loss	—	—	—	(8,000)	(8,000)
Balances as of June 30, 2013	8,625,000	$863	$24,137	$(8,000)	$17,000

(1) Share amounts have been retroactively restated to reflect the contribution to the Company of 2,812,500 shares by the Company’s initial stockholders on June 18, 2013 and the stock dividend of 1,437,500 shares declared by the Company on July 22, 2013 (see Note 5).

The accompanying notes are an integral part of these condensed financial statements.

SILVER EAGLE ACQUISITION CORP.
(A Corporation in the Development Stage)
Condensed Statement of Cash Flows
(unaudited)
For the period April 11, 2013 (date of inception) to June 30, 2013

Cash Flows From Operating Activities:
Net loss	$(8,000)
Changes in operating assets and liabilities:
Accrued expenses - other	8,000
Net cash used in operating activities	—
Cash Flows from Financing Activities:
Proceeds from sale of common stock to initial stockholders	25,000
Proceeds from unsecured promissory note payable to Sponsor	100,000
Payment of offering costs	(99,715)
Net cash provided by financing activities	25,285
Increase in cash	25,285
Cash at beginning of period	—
Cash at end of period	$25,285
Supplemental Disclosure of Non-Cash Financing Activities:
Accrued offering costs	$135,927

The accompanying notes are an integral part of these condensed financial statements.

SILVER EAGLE ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Information

The accompanying unaudited interim financial statements of Silver Eagle Acquisition Corp. (a corporation in the development stage) (the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Prospectus filed with the Securities and Exchange Commission (the “SEC”) on July 24, 2013. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Note 2. Organization and Business Operations

Incorporation

The Company was incorporated in Delaware on April 11, 2013.

Sponsor

The Company’s sponsor is Global Eagle Acquisition LLC, a Delaware limited liability company (the “Sponsor”). Members of the Sponsor include Harry E. Sloan, the Company’s Chairman and Chief Executive Officer, Jeff Sagansky, the Company’s President and James A. Graf, the Company’s Vice President, Chief Financial Officer, Treasurer and Secretary.

Fiscal Year End

The Company has selected December 31 as its fiscal year end.

Business Purpose

The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more operating businesses or assets that the Company has not yet identified (“Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage as defined in FASB Accounting Standard Codification, or ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies.

The Company’s management has broad discretion with respect to the Business Combination. However, there is no assurance that the Company will be able to successfully effect a Business Combination.

Financing

The Sponsor intends to finance a Business Combination in part with proceeds from a public offering (the “Public Offering” – Note 4), and a private placement (Note 5).

Subsequent to the quarterly period covered by this report, on July 30, 2013, the Company consummated the Public Offering and the private placement and approximately $325,000,000 from the Public Offering and private placement was placed in the Trust Account (discussed below).

Trust Account

The trust account (the “Trust Account”) can be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes, if any, and a one-time release of amounts necessary to pay Delaware franchise taxes for 2013 on a timely basis, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the Units sold in the Public Offering if the Company is unable to complete a Business Combination within 21 months from the closing of the Public Offering, or 24 months from the closing of the Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination within 21 months from the closing of this offering but has not completed the Business Combination within such 21-month period (subject to the requirements of law).

Business Combination

A Business Combination is subject to the following size, focus and stockholder approval provisions:

Size/Control — The Company’s Business Combination must occur with one or more target businesses that together have a fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the Business Combination. The Company will not complete a Business Combination unless it acquires a controlling interest in a target company or is otherwise not required to register as an investment company under the Investment Company Act of 1940, as amended.

Focus — The Company’s efforts in identifying prospective target businesses will initially be focused on businesses in the media and entertainment industries but the Company may pursue opportunities in other business sectors.

Tender Offer/Stockholder Approval — The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

Regardless of whether the Company holds a stockholder vote or a tender offer in connection with a Business Combination, a public stockholder will have the right to redeem their shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable. As a result, such shares of common stock are recorded at conversion/tender value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board, or FASB, ASC Topic 480, “Distinguishing Liabilities from Equity.”

Liquidation

If the Company does not complete a Business Combination within 21 months from the closing of the Public Offering, or 24 months from the closing of the Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination within 21 months from the closing of the Public Offering but has not completed the Business Combination within such 21-month period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest but net of franchise and income taxes payable (less up to $100,000 of such net interest which may be distributed to the Company to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the warrants contained in the units sold in the Public Offering discussed in Note 4).

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Note 3. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with GAAP and pursuant to the rules and regulations of the SEC.

Development Stage Company

The Company complies with the reporting requirements of ASC 915, “Development Stage Entities.” At June 30, 2013, the Company had not commenced any operations nor generated revenue to date. All activity through the date the financial statements were issued relates to the Company’s formation and the Public Offering. Following the Public Offering, the Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on the assets held in the Trust Account after the Public Offering.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants held by the Sponsor (see Note 5), as calculated using the treasury stock method. During the period from inception through June 30, 2013, the Company had no contracts to issue common stock. As a result, dilutive loss per common share is equal to basic loss per common share.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of June 30, 2013. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

Deferred Offering Costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that will be charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, at June 30, 2013, none of the prepaid and deferred offering costs totaling approximately $236,000 to date, nor underwriters’ fees, have been charged to stockholders’ equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4. Public Offering

Public Units

The Public Offering initially called for the Company to offer for sale 40,000,000 units at a price of $10.00 per unit.  Thereafter, the Company determined to reduce the size of the Public Offering to 25,000,000 units.  Subsequent to the quarterly period covered by this report, the Company increased the size of the offering to 30,000,000 units at a price of $10.00 per unit. Each unit consists of one share of the Company’s common stock, $0.0001 par value, and one warrant to purchase one-half of one share of common stock of the Company (the “Public Warrants”).

Subsequent to the quarterly period covered by this report, on July 30, 2013, the Company sold 32,500,000 units at a price of $10.00 per unit in the Public Offering (which included 2,500,000 units to cover the partial exercise of the underwriters’ over-allotment option). Under the terms of a warrant agreement relating to the Public Warrants (the “Warrant Agreement”), the Company has agreed to use its best efforts to file a new registration statement under the Securities Act of 1933, as amended (the “Securities Act”), covering the exercise of the Public Warrants following the completion of the Company’s Business Combination.

Public Warrant Terms and Conditions

Exercise Conditions— Each Public Warrant entitles the holder to purchase one-half of one share of common stock at a price of $5.75. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Proposed Offering. However, if the Company does not complete a Business Combination on or prior to the 21-month (or 24-month) period allotted to complete the Business Combination, the Public Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants issued in connection with the 32,500,000 Public Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement.

Registration Risk— In accordance with the Warrant Agreement, the Company will be required to use its best efforts to maintain the effectiveness of a registration statement relating to common stock which would be issued upon exercise of the Public Warrants. The Company will not be obligated to deliver any shares of common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of common stock underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue shares of common stock upon exercise of a warrant unless common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. Additionally, in the event that a registration is not effective at the time of exercise, the holders of such Public Warrants shall not be entitled to exercise such Public Warrants (except on a cashless basis under certain circumstances) and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle or cash settle the Public Warrants. Consequently, the Public Warrants may expire unexercised, unredeemed and worthless, and an investor in the Public Offering may effectively pay the full unit price solely for the shares of common stock included in the Public Units.

Accounting— Because the Company is not required to net cash settle the Public Warrants, the Public Warrants will be recorded at fair value and classified within stockholders’ equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC 815-40.

Underwriting Agreement

The Company paid an upfront underwriting discount of $0.20 per unit up to a maximum of $5,750,000 (effectively $0.177 per unit sold) in the aggregate to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) equal to the difference between (a) the product of the number of shares of common stock sold as part of the units and $0.55 and (b) the upfront underwriting discounts paid at the closing of $5,750,000, or a total Deferred Discount of $12,125,000 (effectively $.373 per unit sold). The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to any interest accrued on the deferred discount.   These fees were not determined and no underwriting agreement was in place, and accordingly such liability did not exist as of June 30, 2013.

Note 5. Related Party Transactions

Founder Shares — On April 16, 2013, the Sponsor and Dennis A. Miller purchased 10,000,000 shares of common stock (the “Founder Shares”) for $25,000, or $.0025 per share. On June 18, 2013, in connection with the reduction in the size of the Public Offering discussed in Note 4, the Sponsor and Mr. Miller contributed, on a pro rata basis, an aggregate of 2,812,500 shares of the Company’s common stock to the Company at no cost for cancellation, resulting in the Sponsor and Mr. Miller owning an aggregate of 7,187,500 shares of the Company’s common stock. Subsequent to the quarterly period covered by this report, on July 10, 2013, the Sponsor and Mr. Miller transferred 35,000 Founder Shares on a pro rata basis to each of James M. McNamara and Ernest Del, each of whom paid a purchase price of $175 for their respective shares (at the same per-share purchase price initially paid by the Sponsor and Mr. Miller) and agreed to serve on the Company’s board of directors upon the closing of the Public Offering. On July 22, 2013, in connection with the increase of the size of the Public Offering discussed above, the Company effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in the Company’s initial stockholders holding an aggregate of 8,625,000 shares of the Company’s common stock. Each of the Company’s independent directors thereafter transferred at no cost 6,650 shares to the Sponsor and 350 shares to Mr. Miller.

The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions. The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s Business Combination, or earlier if, subsequent to the Company’s Business Combination, the last sales price of the Company’s common stock (i) equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Company’s Business Combination, in which case fifty percent (50%) of the Founder Shares will be transferable, assignable or salable or (ii) equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Company’s Business Combination in which case the remaining fifty percent (50%) of the Founder Shares will be transferable, assignable or salable or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock Up Period”).

Forfeiture — Subsequent to the quarterly period covered by this report, as a result of the underwriters’ partial exercise of their over-allotment option for the Public Offering, the initial stockholders forfeited an aggregate of 500,000 Founder Shares on July 30, 2013, which the Company has cancelled. After giving effect to the forfeitures, the Initial Stockholders owned 8,125,000 shares, or 20% of the Company’s issued and outstanding shares.

In addition, a portion of the Founder Shares in an amount equal to 25% of the Founders Shares, or 5% of the Company’s issued and outstanding shares after the Public Offering and the partial exercise of the underwriters’ over-allotment option (the “Founder Earnout Shares”), will be subject to forfeiture by the Company’s initial stockholders. The number of Founder Earnout Shares is 2,031,250. The Founder Earnout Shares are subject to forfeiture as follows:

⋅
Half of the Founder Earnout Shares will be subject to forfeiture by the Company’s initial stockholders on the fifth anniversary of the completion of the Company’s Business Combination unless following the Business Combination the last sales price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property which equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like); and

⋅
Half of the Founder Earnout Shares will be subject to forfeiture by the Company’s initial stockholders on the fifth anniversary of the completion of the Company’s initial business combination unless following the Company’s initial business combination the last sales price of the Company’s common stock equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property which equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

Rights — The Founder Shares are identical to the shares included in the units sold in the Public Offering (the “Public Shares”) except that (i) the Founder Shares are subject to certain transfer restrictions, as described above, and (ii) the initial stockholders have agreed to waive their redemption rights in connection with the Business Combination with respect to the Founder Shares and any Public Shares they may purchase, and to waive their redemption rights with respect to the Founder Shares if the Company fails to complete a Business Combination within 21 months (or 24 months, as applicable) from the closing of the Public Offering.

Voting — If the Company seeks stockholder approval of a Business Combination, the initial stockholders have agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of the Business Combination.

Liquidation — Although the initial stockholders and their permitted transferees will waive their redemption rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the prescribed time frame, they will be entitled to redemption rights with respect to any Public Shares they may own.

Private Placement Warrants

On July 30, 2013, the Sponsor and Dennis A. Miller purchased from the Company an aggregate of 15,000,000 Warrants at a price of $0.50 per Warrant (a purchase price of $7.5 million), in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one-half of one share of common stock at $5.75 per half share. The purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account pending completion of the Company’s Business Combination. The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Business Combination and they will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants included in the Units being sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants being sold as part of the Units in the Public Offering and have no net cash settlement provisions.

If the Company does not complete a Business Combination, then the proceeds from the sale of the Private Placement Warrants will be part of the liquidating distribution to the public stockholders and the Private Placement Warrants will expire worthless.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans will hold registration rights to require the Company to register the sale of any of the securities held by them pursuant to a registration rights agreement. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act. In addition, these stockholders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the costs and expenses of filing any such registration statements.

Note 6. Other Related Party Transactions

Administrative Services

The Company has agreed to pay Mr. Graf, or an entity owned and controlled by him, a monthly consulting fee of $15,000 plus, in the event that Mr. Graf is no longer receiving medical insurance from an employer, an additional amount per month to reimburse Mr. Graf for the purchase of such insurance, for services prior to the completion of a Business Combination (regardless of the amount of services provided), including preparation of the Company’s financial statements, SEC filings, financial due diligence of targets for a Business Combination and negotiations of an agreement for a Business Combination. Additionally, the Company will reimburse the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team by the Sponsor, members of the Sponsor, and the Company’s management team or their affiliates in an amount not to exceed $10,000 per month in the event such space and/or services are utilized and the Company does not pay a third party directly for such services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of June 30, 2013 no payments were made or accrued to Mr. Graf or to the Sponsor for such services.

Note Payable

Prior to the closing of the Public Offering, the sponsor agreed to loan the Company up to $200,000 to be used for a portion of the expenses of the Public Offering. In May 2013, the Sponsor advanced an aggregate of $100,000 to the Company under an unsecured promissory note (the “Note”). These loans were non-interest bearing, unsecured and were due at the closing of the Public Offering. $57,873 in additional advances were made by the Sponsor to the Company in July 2013 and the total aggregate loan of $157,873 was repaid upon the closing of the Public Offering out of the $750,000 of offering proceeds that was allocated to the payment of offering expenses.

Note 7. Income Taxes

Components of the Company’s deferred tax assets are as follows:

June 30, 2013 (unaudited)
Amortizable start-up costs	$3,200
Less, valuation allowance	(3,200)
$—

Management has recorded a full valuation allowance against its deferred tax assets because it does not believe it is more likely than not that sufficient taxable income will be generated. The effective tax rate differs from the statutory rate of 34% due to the establishment of the valuation allowance.

Note 8. Stockholders’ Equity

Common Stock — The authorized common stock of the Company includes up to 100,000,000 shares; upon completion of the Public Offering, the Company increased the authorized common stock to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. On June 18, 2013, our initial stockholders returned to the Company, on a pro rata basis, an aggregate of 2,812,500 shares of the Company’s common stock, which were cancelled by the Company, so that the initial stockholders held in the aggregate 7,187,500 shares of the Company’s common stock.  On July 22, 2013, in connection with the increase of the size of the Public Offering, we effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in our initial stockholders holding an aggregate of 8,625,000 shares of our common stock.  Each of our independent directors thereafter transferred 6,650 shares to our Sponsor and 350 shares to Mr. Miller.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At June 30, 2013, there were no shares of preferred stock outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us” or “we” refer to Silver Eagle Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated on April 11, 2013 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of a public offering (the “Public Offering”) and a sale of warrants in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt.

Results of Operations

For the period from April 11, 2013 (inception) through June 30, 2013, we had a net loss of $8,000 and incurred costs of $235,642 with regard to the Company’s Public Offering which were classified as prepaid and deferred offering costs on the Company’s balance sheet.

The Company’s entire activity from April 11, 2013 (inception) through June 30, 2013, was in preparation for the Public Offering, which was consummated on July 30, 2013. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business within the required 21 months from July 30, 2013.

Liquidity and Capital Resources

As of June 30, 2013, we had cash of $25,285. Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of shares of our common stock (“Founder Shares”) by Global Eagle Acquisition LLC, a Delaware limited liability company (the “Sponsor”) and Dennis A. Miller, and a series of advances made by the Sponsor under an unsecured promissory note (the “Note”).

Subsequent to the quarterly period covered by this report, on July 30, 2013, we consummated the Company’s Public Offering of 32,500,000 units at a price of $10.00 per unit. Simultaneously with the consummation of the Company’s Public Offering, we consummated the private sale of an aggregate of 15,000,000 warrants, each exercisable to purchase one-half of one share of our common stock at $5.75 per half share ($11.50 per whole share), to the Sponsor and Dennis A. Miller, at a price of $0.50 per warrant, generating gross proceeds, before expenses, of $7,500,000. We received net proceeds from the Company’s Public Offering and the sale of the Private Placement Warrants of approximately $326,000,000, net of the non-deferred portion of the underwriting commissions of $5,750,000 (none of which were incurred from April 11, 2013 through June 30, 2013) and offering costs and other expenses of approximately $750,000 ($235,642 of which were incurred from April 11, 2013 through June 30, 2013). For a description of the proceeds generated in the Company’s Public Offering and a discussion of the use of such proceeds, we refer you to Note 4 of the unaudited condensed financial statements included in Part I, Item 1 of this Report.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay James A. Graf, or an entity owned and controlled by him, a monthly consulting fee of $15,000 plus, in the event that Mr. Graf is no longer receiving medical insurance from an employer, an additional amount per month to reimburse Mr. Graf for the purchase of such insurance, for services prior to the completion of a Business Combination (regardless of the amount of services provided), including preparation of the Company’s financial statements, SEC filings, financial due diligence of targets for a Business Combination and negotiations of an agreement for a Business Combination. Additionally, the Company will reimburse our Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team by the Sponsor, members of the Sponsor, and the Company’s management team or their affiliates in an amount not to exceed $10,000 per month in the event such space and/or services are utilized and the Company does not pay a third party directly for such services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. We began incurring these fees to Mr. Graf on July 30, 2013 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Loss per common share

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.

Income taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Deferred Offering Costs

Deferred offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that will be charged to stockholders’ equity upon the completion of the Public Offering.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a blank check company incorporated on April 11, 2013 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We were considered in the development stage at June 30, 2013 and had not yet commenced any operations. All activity through June 30, 2013 relates to our formation and our Public Offering. We did not have any financial instruments that were exposed to market risks at June 30, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus dated July 24, 2013 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our prospectus dated July 24, 2013 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 16, 2013, our Sponsor and Dennis A. Miller purchased 10,000,000 shares of common stock (the “Founder Shares”) for $25,000, or $.0025 per share. On June 18, 2013, in connection with the reduction in the size of the Public Offering discussed above, our Sponsor and Mr. Miller contributed, on a pro rata basis, an aggregate of 2,812,500 shares of the Company’s common stock to the Company at no cost for cancellation, resulting in our Sponsor and Mr. Miller owning an aggregate of 7,187,500 shares of the Company’s common stock. Subsequent to the quarterly period covered by this report, on July 10, 2013, our Sponsor and Mr. Miller transferred 35,000 Founder Shares on a pro rata basis to each of James M. McNamara and Ernest Del, each of whom paid a purchase price of $175 for their respective shares (at the same per-share purchase price initially paid by our sponsor and Mr. Miller) and agreed to serve on our board of directors upon the closing of the Public Offering. On July 22, 2013, in connection with the increase of the size of the Public Offering discussed above, we effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in the Company’s initial stockholders holding an aggregate of 8,625,000 shares of the Company’s common stock. Each of the Company’s independent directors thereafter transferred at no cost 6,650 shares to the Sponsor and 350 shares to Mr. Miller.

The securities described in the preceding paragraph were issued and transferred in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), as they were sold to accredited investors, and the so-called 4(a)(1-½) exemption.

Harry E. Sloan, Jeff Sagansky and James A. Graf are members of our Sponsor. Harry E. Sloan and Jeff Sagansky have voting and dispositive control of the shares of our common stock held by our Sponsor. Mr. Sloan and Mr. Sagansky disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein. Our Sponsor is an accredited investor for purposes of Rule 501 of Regulation D. As of June 30, 2013 the sole business of our Sponsor is to act as our Sponsor in connection with the Public Offering and to hold shares in Global Eagle Entertainment Inc., which is the public company surviving a business combination consummated by the Sponsor’s previous special purpose acquisition company, Global Eagle Acquisition Corp. The limited liability company agreement of our Sponsor provides that its limited liability company interests may only be transferred to officers or directors of the Company affiliated with our Sponsor or in connection with estate planning transferees.

Use of Proceeds from our Public Offering

Subsequent to the quarterly period covered by this report, on July 30, 2013, we consummated our Public Offering of 32,500,000 units, with each unit consisting of one share of our common stock and one warrant to purchase one-half of one share of our common stock at an exercise price of $5.75 per half share ($11.50 per whole share). No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each warrant will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months from the closing of the Public Offering. However, if the Company does not complete a Business Combination on or prior to the 21-month (or 24-month) period allotted to complete the Business Combination, the warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of warrants issued in connection with the 32,500,000 units during the exercise period, there will be no net cash settlement of these warrants and the warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. The warrants will expire at 5:00 p.m., New York City time, five years after the completion of our initial business combination or earlier upon redemption or liquidation. Once the warrants issued in connection with the Public Offering become exercisable, we may redeem those outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, but if, and only if, the last sale price of our common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

The units in the public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $325,000,000. Deutsche Bank Securities Inc. acted as underwriter. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-189498). The SEC declared the registration statement effective on July 25, 2013.

We paid a total of $5,750,000 in underwriting discounts and commissions and approximately $750,000 for other costs and expenses related to the offering. In addition, Deutsche Bank Securities Inc. agreed to defer $12,125,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the Business Combination if consummated. We also repaid our Sponsor $157,873 in satisfaction of an outstanding promissory note after the closing of our Public Offering.

We also consummated the simultaneous private sale of 15,000,000 Private Placement Warrants to our Sponsor and Dennis A. Miller at a price of $0.50 per warrant (for an aggregate purchase price of $7,500,000). The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Business Combination and they will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants and have no net cash settlement provisions. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $12,125,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the Business Combination if consummated) and the estimated offering expenses, the total net proceeds from our Public Offering and the private placement of Sponsor Warrants was approximately $326,000,000, of which $325,000,000 (or approximately $10.00 per unit sold in the Public Offering) was placed in the Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER EAGLE ACQUISITION CORP.

Date: September 9, 2013

/s/ Harry E. Sloan
Name: Harry E. Sloan
Title: Chief Executive Officer (principal executive officer)

/s/ James A. Graf
Name: James A. Graf
Title: Chief Financial Officer (principal financial officer)