Form 10-Q
period 2013-09-30
Silver Eagle Acquisition Corp.
filed 2013-11-14
CIK 1575988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Yes ☑ No ☐

As of November 13, 2013, the registrant had 40,625,000 shares of its common stock, par value $0.0001 per share, outstanding.

SILVER EAGLE ACQUISITION CORP.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILVER EAGLE ACQUISITION CORP.
(A Corporation in the Development Stage)
Condensed Balance Sheet
September 30, 2013
(unaudited)

Assets:
Current assets:
Cash and cash equivalents	$1,081,893
Total current assets	1,081,893
Cash equivalents held in Trust Account	325,004,824
Total Assets	$326,086,717

Liabilities and Stockholders’ Equity:
Current liabilities:
Accrued expenses and liabilities	$165,714
Total current liabilities	165,714

Deferred underwriting commission	12,125,000
Total liabilities	12,290,714

Common stock subject to possible redemptions; 30,879,600 (at redemption value of $10.00) at September 30, 2013	308,796,000

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 9,745,400 shares issued and outstanding at September 30, 2013(1) (excluding shares subject to redemption)	975
Additional paid-in capital	4,999,028
Total stockholders’ equity, net	5,000,003
Total liabilities and stockholders’ equity	$326,086,717

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

SILVER EAGLE ACQUISITION CORP.
(A Corporation in the Development Stage)
Condensed Statement of Operations
(unaudited)
For the period from April 11, 2013 (date of inception) to September 30, 2013

	Three Months Ended September 30, 2013	Period from April 11, 2013 (inception) through September 30, 2013
Revenue	$—	$—
Formation and operating costs	192,599	200,599
Loss from operations	(192,599)	(200,599)
Interest income	4,824	4,824
Loss before provision for income taxes	(187,775)	(195,775)
Provision for income taxes	—	—
Net loss applicable to common stockholders	$(187,775)	$(195,775)

Weighted average number of shares of common stock outstanding, basic and diluted (excluding shares subject to possible redemption) (1)	9,222,035	8,708,394

Net loss per share of common stock, basic and diluted	$(0.02)	$(0.02)

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

SILVER EAGLE ACQUISITION CORP.
(A Corporation in the Development Stage)
Condensed Statement of Stockholders’ Equity
(unaudited)
For the period from April 11, 2013 (date of inception) to September 30, 2013

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Sale of common stock to initial stockholders on April 11, 2013 at $.003 per share(1)	8,625,000	$863	$24,137	$—	$25,000

Sale on July 30, 2013 of 32,500,000 units	32,500,000	3,250	324,996,750	—	325,000,000
Underwriters’ discount and offering expenses	—	—	(18,533,222)	—	(18,533,222)
Proceeds from private placement of 15,000,000 warrants on July 30, 2013	—	—	7,500,000	—	7,500,000
Forfeiture of common stock by Sponsor on July 30, 2013 (unaudited)	(500,000)	(50)	50
Proceeds subject to possible redemption (at $10.00 per share)	(30,879,600)	(3,088)	(308,988,687)	195,775	(308,796,000)

Net loss	—	—	—	(195,775)	(195,775)
Balances as of September 30, 2013	9,745,400	$975	$4,999,028	$-	$5,000,003

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

SILVER EAGLE ACQUISITION CORP.
(A Corporation in the Development Stage)
Condensed Statement of Cash Flows
(unaudited)
For the period April 11, 2013 (date of inception) to September 30, 2013

Cash Flows From Operating Activities:
Net loss	$(195,775)
Changes in operating assets and liabilities:
Accrued operating expenses and accounts payable	57,792
Net cash used in operating activities	(137,983)
Cash Flows from Investing Activities:
Principal deposited in Trust Account	(325,000,000)
Interest reinvested into Trust Account	(4,824)
Net cash used in investing activities	(325,004,824)
Cash Flows from Financing Activities:
Proceeds from sale of common stock to initial stockholders	25,000
Proceeds from unsecured promissory note payable to Sponsor, net	157,873
Net proceeds from Public Offering, after payment of upfront underwriting fee	319,250,000
Net proceeds from private placement	7,500,000
Repayment of Sponsor note	(157,873)
Payment of offering costs	(550,300)

Net cash provided by financing activities	326,224,700
Increase in cash	1,081,893
Cash at beginning of period	—
Cash at end of period	$1,081,893
Supplemental Disclosure of Non-Cash Financing Activities:
Accrued offering costs	$107,920
Deferred underwriter fee	$12,125,000

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

Focus— The Company’s efforts in identifying prospective target businesses will initially be focused on businesses in the media and entertainment industries but the Company may pursue opportunities in other business sectors.

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

Development Stage Company

The Company complies with the reporting requirements of ASC 915, “Development Stage Entities.” At September 30, 2013, the Company had not commenced any operations nor generated revenue to date. All activity through the date the financial statements were issued relates to the Company’s formation and the Public Offering. Following the Public Offering, the Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on the assets held in the Trust Account after the Public Offering.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants held by the Sponsor (see Note 5), as calculated using the treasury stock method. At September 30, 2013, the Company had outstanding warrants to purchase 23,750,000 shares of common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted income (loss) per share of common stock because their inclusion would have been anti-dilutive. As a result, dilutive income (loss) per share of common stock is equal to basic income (loss) per share of common stock.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

There were no unrecognized tax benefits as of September 30, 2013. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

Offering Costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders' equity upon the completion of the Public Offering. Accordingly, at September 30, 2013, offering costs totaling approximately $18,533,000 (including $17,875,000 in underwriters fees) have been charged to stockholders' equity.

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

Note 4. Public Offering

Public Units

The Public Offering initially called for the Company to offer for sale 40,000,000 units at a price of $10.00 per unit. Thereafter, the Company determined to reduce the size of the Public Offering to 25,000,000 units and then subsequently to increase the size of the offering to 30,000,000 units at a price of $10.00 per unit. Each unit consists of one share of the Company’s common stock, $0.0001 par value, and one warrant to purchase one-half of one share of common stock of the Company (the “Public Warrants”).

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

Forfeiture — As a result of the underwriters’ partial exercise of their over-allotment option for the Public Offering, the initial stockholders forfeited an aggregate of 500,000 Founder Shares on July 30, 2013, which the Company has cancelled. After giving effect to the forfeitures, the Initial Stockholders owned 8,125,000 shares, or 20% of the Company’s issued and outstanding shares.

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

12

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

Rights— The Founder Shares are identical to the shares included in the units sold in the Public Offering (the “Public Shares”) except that (i) the Founder Shares are subject to certain transfer restrictions, as described above, and (ii) the initial stockholders have agreed to waive their redemption rights in connection with the Business Combination with respect to the Founder Shares and any Public Shares they may purchase, and to waive their redemption rights with respect to the Founder Shares if the Company fails to complete a Business Combination within 21 months (or 24 months, as applicable) from the closing of the Public Offering.

Voting— If the Company seeks stockholder approval of a Business Combination, the initial stockholders have agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of the Business Combination.

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

Note 6. Other Related Party Transactions

Administrative Services

The Company has agreed to pay Mr. Graf, or an entity owned and controlled by him, a monthly consulting fee of $15,000 plus, in the event that Mr. Graf is no longer receiving medical insurance from an employer, an additional amount per month to reimburse Mr. Graf for the purchase of such insurance, for services prior to the completion of a Business Combination (regardless of the amount of services provided), including preparation of the Company’s financial statements, SEC filings, financial due diligence of targets for a Business Combination and negotiations of an agreement for a Business Combination. The Company has incurred approximately $30,000 under this agreement for the period ended September 30, 2013. Additionally, the Company will reimburse the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team by the Sponsor, members of the Sponsor, and the Company’s management team or their affiliates in an amount not to exceed $10,000 per month in the event such space and/or services are utilized and the Company does not pay a third party directly for such services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has incurred approximately $0 under this agreement for the period ended September 30, 2013.

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

Note 7. Trust Account

A total of $325,000,000 of the net proceeds from the Public Offering and the private placement was placed in the Trust Account.

As of September 30, 2013, investment securities in the Company’s Trust Account consist of $325,004,824 in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations

Note 8.   Fair Value Measurements

The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of ASC 820 did not have an impact on the Company’s financial position or results of operations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Descriptio	September 30, 2013 (unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Restricted cash equivalents held in Trust Account	$325,004,824	$325,004,824	$-	$-

Note 9. Income Taxes

Components of the Company’s deferred tax assets are as follows:

September 30, 2013 (unaudited)
Amortizable start-up costs	$3,200
Less, valuation allowance	(3,200)
$—

Management has recorded a full valuation allowance against its deferred tax assets because it does not believe it is more likely than not that sufficient taxable income will be generated. The effective tax rate differs from the statutory rate of 34% due to the establishment of the valuation allowance.

Note 10. Stockholders’ Equity

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

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2013, there were no shares of preferred stock outstanding

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Through September 30, 2013, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account.
For the period from April 11, 2013 (inception) through September 30, 2013, we had a net loss of $195,775 and incurred and accrued costs of $660,000 with regard to the Company’s Public Offering, excluding the deferred underwriting commission of $12,125,000.

We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business within the required 21 months from July 30, 2013.

Liquidity and Capital Resources

As of September 30, 2013, we had cash of $1,081,893. Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of shares of our common stock (“Founder Shares”) by Global Eagle Acquisition LLC, a Delaware limited liability company (the “Sponsor”) and Dennis A. Miller, and a series of advances made by the Sponsor under an unsecured promissory note (the “Note”).

On July 30, 2013, we consummated the Company’s Public Offering of 32,500,000 units at a price of $10.00 per unit. Simultaneously with the consummation of the Company’s Public Offering, we consummated the private sale of an aggregate of 15,000,000 warrants, each exercisable to purchase one-half of one share of our common stock at $5.75 per half share ($11.50 per whole share), to the Sponsor and Dennis A. Miller, at a price of $0.50 per warrant, generating gross proceeds, before expenses, of $7,500,000. We received net proceeds from the Company’s Public Offering and the sale of the Private Placement Warrants of approximately $326,000,000, net of the non-deferred portion of the underwriting commissions of $5,750,000 and offering costs and other related expenses of approximately $750,000. Approximately $660,000 in offering and related costs were incurred or accrued from April 11, 2013 through September 30, 2013). For a description of the proceeds generated in the Company’s Public Offering and a discussion of the use of such proceeds, we refer you to Note 4 of the unaudited condensed interim financial statements included in Part I, Item 1 of this Report.

As of September 30, 2013, $325,004,824 was held in the Trust Account (including $12,125,000 of deferred underwriting discounts and commissions and $7,500,000 from the sale of the Sponsor Warrants) and we had cash outside of trust of $1,081,893 and approximately $166,000 in accounts payable and accrued expenses, including accrued franchise tax payable. Up to $4,824 in interest income on the balance of the Trust Account, less franchise and income taxes payable, may be available to us to fund our working capital requirements. Through September 30, 2013, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a Business Combination.

As described elsewhere in this report, the amounts in the Trust Account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The current low interest rate environment may make it more difficult for such investments to generate sufficient funds, together with the amounts available outside the Trust Account, to locate, conduct due diligence, structure, negotiate and close a Business Combination. If we are required to seek additional capital, we would need to borrow funds from the Sponsor or the Company’s management team to operate or may be forced to liquidate. Neither the Sponsor nor the Company’s management team is under any obligation to advance funds to us in such circumstances. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of a Business Combination. If we are unable to complete a Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

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

Trust Account

A total of $325,000,000, including approximately $305,375,000 of the net proceeds from the Public Offering, $7,500,000 from the sale of the Sponsor Warrants and $12,125,000 of deferred underwriting discounts and commissions, was placed in the Trust Account with Continental Stock Transfer & Trust Company serving as trustee. The trust proceeds are invested in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of September 30, 2013, the balance in the Trust Account was $325,004,824, which includes $4,824 of interest earned since the inception of the Trust Account.

Loss per common share

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a blank check company incorporated on April 11, 2013 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We were considered in the development stage at September 30, 2013 and had not yet commenced any operations. All activity through September 30, 2013 relates to our formation and our Public Offering. We did not have any financial instruments that were exposed to market risks at September 30, 2013.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Harry E. Sloan, Jeff Sagansky and James A. Graf are members of our Sponsor. Harry E. Sloan and Jeff Sagansky have voting and dispositive control of the shares of our common stock held by our Sponsor. Mr. Sloan and Mr. Sagansky disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein. Our Sponsor is an accredited investor for purposes of Rule 501 of Regulation D. As of September 30, 2013 the sole business of our Sponsor is to act as our Sponsor in connection with the Public Offering and to hold shares in Global Eagle Entertainment Inc., which is the public company surviving a business combination consummated by the Sponsor’s previous special purpose acquisition company, Global Eagle Acquisition Corp. The limited liability company agreement of our Sponsor provides that its limited liability company interests may only be transferred to officers or directors of the Company affiliated with our Sponsor or in connection with estate planning transferees.

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
_____________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER EAGLE ACQUISITION CORP. Date: November 14, 2013

/s/ Harry E. Sloan
Name: Harry E. Sloan
Title: Chief Executive Officer (principal executive officer)

/s/ James A. Graf
Name: James A. Graf
Title: Chief Financial Officer (principal financial officer)

