Form 10-K
period 2013-12-31
Silver Eagle Acquisition Corp.
filed 2014-03-27
CIK 1575988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-36025

SILVER EAGLE ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	80-0914174
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

1450 2nd Street, Suite 247, Santa Monica, California	90401
(Address of Principal Executive Offices)	(Zip Code)

(310) 209-7280

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Units, each consisting of one share of Common Stock and one Warrant

Common Stock, par value $0.0001 per share

Warrants, each exercisable for 1⁄2 share of Common Stock

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of December 31, 2013 (the last business day of the registrant’s most recently completed fiscal quarter), was approximately $325,000,000.

As of March 25, 2014, there were 40,625,000 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

- i -

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account (as described herein) or available to us from interest income on the Trust Account balance; or

•	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 7. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this report to “we,” “us” or the “Company” refer to Silver Eagle Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Global Eagle Acquisition LLC, a Delaware limited liability company.

ITEM 1.  DESCRIPTION OF BUSINESS

General

We are a blank check company formed in Delaware on April 11, 2013 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more operating businesses or assets. We will seek to capitalize on the substantial deal sourcing, investing and operating expertise of our management team to identify and combine with businesses in the media and entertainment industries, although we may pursue business combination opportunities in other business sectors. Although we do not intend to enter into a business combination with a target business that is affiliated with the Sponsor, or our directors or officers, we are not prohibited from doing so.

On July 30, 2013, we consummated our initial public offering of 32,500,000 units (which included 2,500,000 units issued pursuant to the partial exercise of the over-allotment option of the underwriters), with each unit consisting of one share of our common stock and one warrant to purchase one-half share of our common stock at an exercise of $5.75 per half share ($11.50 per whole share). The shares of our common stock sold as part of the units in our initial public offering are referred to in this report as our “Public Shares.” The units in our initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $325,000,000. Prior to the consummation of our initial public offering, on April 11, 2013, the Sponsor and Dennis A. Miller purchased an aggregate of 10,000,000 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.003 per share. The Sponsor purchased 9,500,000 Founder Shares and Mr. Miller purchased 500,000 Founder Shares. The number of Founder Shares issued was determined based on the initial expectation that the total size of our initial public offering would be 40,000,000 units and, therefore, that such Founder Shares would represent 20% of the outstanding shares after our initial public offering. Thereafter, we determined to reduce the size of our initial public offering to 25,000,000 units, and, on June 18, 2013, the Sponsor and Mr. Miller returned to us at no cost, on a pro rata basis, an aggregate of 2,812,500 shares, which we cancelled. On July 10, 2013, the Sponsor and Mr. Miller transferred 35,000 Founder Shares on a pro rata basis to each of James M. McNamara and Ernest Del (together with Mr. Miller and the Sponsor, the “Initial Stockholders”), each of whom paid a purchase price of $175 for their respective shares (the same per-share purchase price initially paid by the Sponsor and Mr. Miller) and agreed to serve on our board of directors upon the closing of our initial public offering. On July 22, 2013, in connection with the increase of the size of our initial public offering, we effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in the Initial Stockholders holding an aggregate of 8,625,000 shares of our common stock. Each of our independent directors thereafter transferred at no cost 6,650 shares to the Sponsor and 350 shares to Mr. Miller. As a result of the underwriters’ partial exercise of their over-allotment option for our initial public offering, the Initial Stockholders forfeited an aggregate of 500,000 Founder Shares on July 30, 2013, which the Company has cancelled.

Simultaneously with the consummation of our initial public offering, we consummated the private sale of 15,000,000 warrants (the “Private Placement Warrants”), each exercisable to purchase one-half of one share of our common stock at $5.75 per half share ($11.50 per whole share) to the Sponsor and Dennis A. Miller at a price of $0.50 per warrant, generating gross proceeds of $7,500,000. After deducting the underwriting discounts and commissions (excluding the deferred portion of $12,125,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination if consummated) and the estimated offering expenses, the total net proceeds from our initial public offering and the private placement of the Private Placement Warrants was approximately $326,000,000, of which $325,000,000 (or approximately $10.00 per unit sold in our initial public offering) was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). The trust proceeds are invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Our amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes, if any, and a one-time release of amounts necessary to pay Delaware franchise taxes for 2013 on a timely basis, none of the funds held in trust will be released until the earlier of: (i) the completion of our business combination; or (ii) the redemption of 100% of the shares of common stock included in the Units sold in our initial public offering if we are unable to complete our business combination by April 30, 2015, which is the date that is 21 months after the closing of our initial public offering, or July 30, 2015, if we have executed a letter of intent, agreement in principle or definitive agreement for a business combination within 21 months from the closing of our initial public offering but have not completed our business combination within such 21-month period.

After the payment of underwriting discounts and commissions (excluding the deferred portion of $12,125,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination if consummated) and approximately $750,000 in expenses relating to our initial public offering, approximately $1,000,000 of the net proceeds of our initial public offering and private placement of the Private Placement Warrants was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2013, there was $325,013,723 in investments and cash held in the Trust Account and $805,924 held outside the Trust Account available for working capital purposes. As of December 31, 2013, no funds had been withdrawn from the Trust Account for taxes.

Effecting our initial business combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effect our initial business combination using cash from the proceeds of our initial public offering and the private placement of the Private Placement Warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using stock or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Selection of a target business and structuring of our initial business combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA with respect to the satisfaction of such criteria. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or are otherwise not required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors in our initial public offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our business combination.

Redemption rights for holders of Public Shares upon consummation of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest, but less franchise and income taxes payable, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.00 per Public Share. Our Initial Stockholders have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the completion of our initial business combination.

Conduct of redemptions pursuant to tender offer rules

If we conduct the redemptions upon consummation of our initial business combination in compliance with the tender offer rules, the redemption offer will be made to all of our stockholders, not just our public stockholders. The Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the consummation of a business combination.

Submission of our initial business combination to a stockholder vote

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination. Public stockholders electing to exercise their redemption rights will be entitled to receive cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including any amounts representing interest earned on the Trust Account, less franchise and income taxes payable, provided that such stockholders follow the specific procedures for redemption that will be set forth in the proxy statement relating to the stockholder vote on a proposed initial business combination. Our public stockholders will not be required to vote against our initial business combination in order to exercise their redemption rights. If our initial business combination is not completed, then public stockholders electing to exercise their redemption rights will not be entitled to receive such payments.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, our Initial Stockholders have agreed to vote their Founder Shares and any Public Shares purchased during or after the initial public offering in favor of our initial business combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the consummation of a business combination.

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

Limitation on redemption rights upon completion of our initial business combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 10% of the shares sold in our initial public offering. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 10% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem to no more than 10% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including all shares held by those stockholders that hold more than 10% of the shares sold in our initial public offering) for or against our business combination.

Redemption of Public Shares and liquidation if no initial business combination.

Our Sponsor, executive officers and directors have agreed that we must complete our initial business combination within 21 months after the closing of our initial public offering, or within 24 months after the closing of our initial public offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination on or prior to the date that is 21 months from the closing of our initial public offering, to complete our initial business combination. If we are unable to complete our business combination within such time frame, we will:

•	cease all operations except for the purpose of winding up;

•	as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses), less franchise and income taxes payable, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and

•	as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate;

subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time period for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs.

Competition

In identifying, evaluating and selecting a target business for a business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore:

•	our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for an initial business combination; and

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Either of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.

Employees

We currently have three executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that members of our management will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination we are in. We have one full time administrative employee and do not intend to have any other employees prior to the completion of our initial business combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K and the prospectus associated with our initial public offering, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

We are a newly formed development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed development stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote before we complete our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirement or if we decide to hold a stockholder vote for business or other legal reasons. Accordingly, we may complete our initial business combination even if holders of a majority of our Public Shares do not approve of the business combination we complete.

If we seek stockholder approval of our initial business combination, our Initial Stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our Initial Stockholders have agreed to vote their Founder Shares, as well as any Public Shares purchased during or after our initial public offering, in favor of our initial business combination. Immediately following the completion of our initial public offering, our Initial Stockholders owned 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our Initial Stockholders agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

You will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time, our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by April 30, 2015, which is the date that is 21 months from the closing of our initial public offering (or July 30, 2015, which is the date that is 24 months from the closing of our initial public offering, if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by April 30, 2015 but have not completed the initial business combination by April 30, 2015). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

Our Sponsor, executive officers and directors have agreed that we must complete our initial business combination by April 30, 2015 (or July 30, 2015, as applicable). We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses), less franchise and income taxes payable, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem his, her or its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem Public Shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described herein, and (ii) the redemption of our Public Shares if we are unable to complete an initial business combination by April 30, 2015 (or July 30, 2015, as applicable), subject to applicable law and as further described herein. In addition, if our plan to redeem our Public Shares if we are unable to complete an initial business combination by April 30, 2015 (or July 30, 2015, as applicable) is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond April 30, 2015 (or July 30, 2015, as applicable) before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, common stock and warrants are listed on the NASDAQ Capital Market (“NASDAQ”). We cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, we would need to demonstrate that we have at least 300 round-lot holders of our securities, our stock price would generally be required to be at least $4.00 per share, and our stockholders’ equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, common stock and warrants are listed on NASDAQ and, as a result, are “covered securities.” Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet, demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our initial public offering had been subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 10% of our common stock, you will lose the ability to redeem all such shares in excess of 10% of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 10% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination, and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And, as a result, you will continue to hold that number of shares exceeding 10% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.00 per share on our redemption, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous target businesses that we could potentially acquire with the net proceeds of our initial public offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of common stock redeemed and, in the event that we seek stockholder approval of our business combination, we may make purchases of our common stock in the open market, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.00 per share on our redemption, and our warrants will expire worthless.

If the net proceeds of our initial public offering not being held in the Trust Account are insufficient to allow us to operate until April 30, 2015 (or July 30, 2015, as applicable), we may be unable to complete our initial business combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until April 30, 2015 (or July 30, 2015, as applicable), assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the Trust Account are sufficient to allow us to operate until at least April 30, 2015 (or July 30, 2015, as applicable); however, we cannot assure you that our estimate is accurate. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share on our redemption, and our warrants will expire worthless.

If the net proceeds of our initial public offering not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search, to pay our franchise and income taxes and to complete our business combination.

Of the net proceeds of our initial public offering, only approximately $1,000,000 were made available to us initially outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive $10.00 per share on our redemption of our Public Shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or, even if they execute such agreements, may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims that they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors. Messrs. Sloan and Sagansky have agreed that they will be jointly and severally liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account, in each case less franchise and income taxes payable, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Messrs. Sloan and Sagansky will not be responsible to the extent of any liability for such third party claims. However, we have not asked Messrs. Sloan and Sagansky to reserve for such indemnification obligations and we cannot assure you that Messrs. Sloan and Sagansky would be able to satisfy those obligations. None of our other officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of Messrs. Sloan and Sagansky, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account, in each case less franchise and income taxes payable, and Messrs. Sloan and Sagansky assert that they are unable to satisfy their joint and several obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Messrs. Sloan or Sagansky to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Messrs. Sloan and Sagansky to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the Trust Agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earlier to occur of either: (i) the completion of our primary business objective, which is a business combination; or (ii) absent a business combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share on our redemption, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law, or DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event that we do not complete our initial business combination by April 30, 2015 (or July 30, 2015, as applicable) may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible after April 30, 2015 (or July 30, 2015, as applicable) in the event that we do not complete our business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event that we do not complete our initial business combination by April 30, 2015 (or July 30, 2015, as applicable) is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination.

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NASDAQ. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We have not registered the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We have not registered the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the common stock issuable upon exercise of the warrants. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if our common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares under blue sky laws. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

The grant of registration rights to our Initial Stockholders and holders of our Private Placement Warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to an agreement entered into concurrently with the our initial public offering, our Initial Stockholders and their permitted transferees can demand that we register the Founder Shares, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the shares of common stock issuable upon exercise of the Private Placement Warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the common stock issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the Founder Shares and the Private Placement Warrants and the shares of common stock issuable upon exercise of such Private Placement Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our Initial Stockholders, holders of our Private Placement Warrants or their respective permitted transferees are registered.

Because we are not limited to a particular industry sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

We will seek to complete a business combination with an operating company in the media or entertainment industries but may also pursue acquisition opportunities in other sectors, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

We may seek investment opportunities in industries outside of the media or entertainment industries (which industries may or may not be outside of our management’s area of expertise).

Although we intend to focus on identifying business combination candidates in the media or entertainment sectors and we will not initially actively seek to identify business combination candidates in other sectors (which sectors may be outside our management’s area of expertise), we will consider a business combination outside of the media or entertainment industries if a business combination candidate is presented to us and we determine that such candidate offers an attractive investment opportunity for our Company or we are unable to identify a suitable candidate in the media or entertainment industries after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an investment outside of the media or entertainment industries, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding the media and entertainment industries would not be relevant to an understanding of the business that we elect to acquire.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and, as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share on our redemption, and our warrants will expire worthless.

We may seek investment opportunities with a financially unstable business or an entity lacking an established record of sales or earnings.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking or accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking or accounting firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional common or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, which would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 400,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 359,375,000 authorized but unissued shares of common stock available for issuance and not reserved for issuance upon exercise of outstanding warrants. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination; however, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors in our initial public offering;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•	could cause a change in control if a substantial number of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share on our redemption, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share on our redemption, and our warrants will expire worthless.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and, as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the Company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services that they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe that the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses and activities, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs and other activities require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Although none of our executive officers or directors is currently associated with other blank check companies, our management team was affiliated with Global Eagle Acquisition Corp. (“Global Eagle Acquisition”), a blank check company that completed a business combination in January 2013 in which it acquired 100% of the shares of Row 44, Inc. (“Row 44”) and 86% of the shares of Advanced Inflight Alliance AG (“AIA”), when it was renamed Global Eagle Entertainment Inc. (“GEE”). Messrs. Sloan and Sagansky remain affiliated with the combined company, GEE, as independent directors, and Mr. Graf is Vice Chairman of a holding company in Germany holding GEE’s publically-listed shares in AIA. Further, our executive officers and directors may in the future become affiliated with entities, including, among others, blank check companies or public and private companies, private equity funds, venture capital funds, hedge funds and other investment vehicles and capital pools, which may be engaged in business activities similar to those intended to be conducted by us. Additionally, our executive officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity time should be allocated or a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us, which could have a negative impact on our ability to successfully complete our initial business combination.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing holders, which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers and directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our Company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On April 11, 2013, our Sponsor and Dennis A. Miller purchased an aggregate of 10,000,000 Founder Shares for an aggregate purchase price of $25,000, or $0.0025 per share. The number of Founder Shares issued was determined based on the initial expectation that the total size of our initial public offering would be 40,000,000 units and, therefore, that such Founder Shares would represent 20% of the outstanding shares after our initial public offering. Thereafter, we determined to reduce the size of our initial public offering to 25,000,000 units, and, on June 18, 2013, our Sponsor and Mr. Miller returned to us at no cost, on a pro rata basis, an aggregate of 2,812,500 shares, which we cancelled. On July 10, 2013, our Sponsor and Mr. Miller transferred 35,000 Founder Shares on a pro rata basis to each of James M. McNamara and Ernest Del, each of whom paid a purchase price of $175 for their respective shares (at the same per-share purchase price initially paid by our Sponsor and Mr. Miller) and agreed to serve on our board of directors upon the closing of our initial public offering. The transfer of Founder Shares to the independent directors was made in reliance upon an exemption from the registration requirements of the Securities Act pursuant to the so-called 4(a)(1)-½ exemption. On July 22, 2013, in connection with the increase of the size of our initial public offering, we effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in our Initial Stockholders holding an aggregate of 8,625,000 shares of our common stock. Each of our independent directors thereafter transferred at no cost 6,650 shares to our Sponsor and 350 shares to Mr. Miller. The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor and Mr. Miller have purchased an aggregate of 15,000,000 Private Placement Warrants, each exercisable for one-half of one share of our common stock at $5.75 per half share, for a purchase price of $7,500,000, or $0.50 per warrant, that will also be worthless if we do not complete a business combination. In addition, 2,031,250 Founder Shares (the “Founder Earnout Shares”) are subject to forfeiture by our Initial Stockholders as follows: (i) half of the Founder Earnout Shares (1,015,625 shares) will be subject to forfeiture on the fifth anniversary of the completion of our initial business combination unless following our initial business combination the last sales price of our common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property which equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like); and (ii) half of the Founder Earnout Shares (1,015,625 shares) will be subject to forfeiture on the fifth anniversary of the completion of our initial business combination unless following our initial business combination the last sales price of our common stock equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property which equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like). 25% of the Founder Shares held by each Initial Stockholder are Founder Earnout Shares. If any Founder Earnout Shares are required to be forfeited, our Initial Stockholders will forfeit their Founder Earnout Shares on a pro rata basis according to the percentage of Founder Earnout Shares held by such Initial Stockholder. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the private placement of warrants provided us with $325 million that we may use to complete our business combination (excluding up to $12.125 million of deferred underwriting commissions being held in the Trust Account).

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event that the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The exercise price for the public warrants is higher than for many similar blank check companies and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than was typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $5.75 per half share, or $11.50 per whole share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate our initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our Initial Stockholders, who collectively beneficially own 20% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination by April 30, 2015 (or July 30, 2015 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by April 30, 2015 but have not completed the initial business combination by April 30, 2015), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, less franchise and income taxes payable, divided by the number of then outstanding Public Shares. These agreements are contained in letter agreements that we have entered into with our Sponsor, executive officers, directors and director nominees. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share on our redemption, and our warrants will expire worthless.

Although we believe that the net proceeds of our initial public offering and the sale of the Private Placement Warrants will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our business combination, our public stockholders may only receive $10.00 per share on our redemption, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination.

Our Initial Stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our Initial Stockholders own 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our Initial Stockholders purchase any additional shares of common stock, this would increase their control. Neither our Initial Stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Initial Stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our Initial Stockholders will continue to exert control at least until the completion of our business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

Our warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our business combination.

We issued warrants to purchase 16,250,000 shares of our common stock as part of the units sold in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 15,000,000 Private Placement Warrants, each exercisable to purchase one-half of one share of common stock at $5.75 per half share. In addition, if the Sponsor makes any working capital loans, it may convert those loans into up to an additional 2,000,000 Private Placement Warrants, at the price of $0.50 per warrant. To the extent that we issue shares of common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by their initial purchasers or their permitted transferees, (i) they will not be redeemable by us, (ii) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

Because each warrant is exercisable for only one-half of one share of our common stock, the units may be worth less than units of other blank check companies.

Each warrant is exercisable for one-half of one share of common stock. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. This is different from other blank check companies similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to alleviate the dilutive effect of the warrants and make us a more attractive merger partner for target businesses. Therefore, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2014. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease executive offices at 1450 2nd Street, Suite 247, Santa Monica, CA 90401 and 9465 Wilshire Blvd., Suite 300, Beverly Hills, CA 90212 from third parties. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2013, there was no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants are listed on NASDAQ under the symbols “EAGLU,” “EAGL” and “EAGLW,” respectively.

The following table includes the high and low bids for our units, common stock and warrants for the periods presented.

	Units(1)		Common Stock(2)		Warrants(3)
2013	High	Low	High	Low	High	Low
Third Quarter	$10.20	$10.00	$10.45	$5.01	$9.50	$0.1617
Fourth Quarter	$10.20	$9.20	$10.0001	$9.50	$0.60	$0.30

(1)	Our units began trading on NASDAQ on July 25, 2013. The figures for the third quarter of 2013 are for the period from July 25, 2013 through September 30, 2013.

(2)	Our common stock began separate trading on NASDAQ on September 16, 2013. The figures for the third quarter of 2013 are for the period from September 16, 2013 through September 30, 2013.

(3)	Our warrants began separate trading on NASDAQ on September 16, 2013; however, there were no sales prior to September 17, 2013. The figures for the third quarter of 2013 are for the period from September 17, 2013 through September 30, 2013.

Holders

As of March 25, 2014, there was one holder of record of our units, five holders of record of our common stock and three holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any cash dividends subsequent to a business combination will be within the discretion of our board of directors at such time. On July 22, 2013, in connection with the increase of the size of our initial public offering, we effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in our Initial Stockholders holding an aggregate of 8,625,000 shares of our common stock. As a result of the underwriters’ partial exercise of their over-allotment option for our initial public offering, the Initial Stockholders forfeited an aggregate of 500,000 Founder Shares on July 30, 2013, which the Company has cancelled. Our board of directors is not currently contemplating and does not anticipate declaring any other stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Performance Graph

The graph below compares the cumulative total return of our units (the blue line in chart below) from July 25, 2013, the date that our units were first listed on NASDAQ, through December 31, 2013 with the comparable cumulative return of two indices, the S&P 500 Index (the green line in the chart below) and the Dow Jones Industrial Average Index (the red line in chart below). The graph plots the growth in value of an initial investment in each of our units, the Dow Jones Industrial Average Index and the S&P 500 Index over the indicated time periods, and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Note: Separate trading of our common stock and warrants commenced on September 16, 2013.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report for the period from April 11, 2013 (inception) through December 31, 2013. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

April 11, 2013 (date of inception) to December 31, 2013
Statement of Operations Data:
Operating expenses:
Formation and operating costs	$(497,885)
Accrued state franchise taxes, other than income taxes	(75,000)
Loss from operations before other income and income tax expense	572,885
Other income (expense):
Interest income	13,723
Loss before income tax expense	(559,162)
Income tax expense	-
Net loss	$(559,162)

Loss per common share:
Basic and diluted	$(0.06)

Weighted average shares outstanding:
Basic and diluted	9,068,549

Balance Sheet Data:
Cash and cash equivalents	$805,924
Investments and cash equivalents held in trust	$325,013,723
Total assets	$325,819,647
Common stock subject to possible redemption (at $10.00): 30,843,261 shares at December 31, 2013	$308,432,610
Total stockholders’ equity (net)	$5,000,007
Cash Flow Data:
Net cash used in operating activities	$(405,052)
Net cash used in investing activities	$(325,013,723)
Net cash provided by financing activities	$326,224,699

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated on April 11, 2013 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We will seek to capitalize on the substantial deal sourcing, investing and operating expertise of our management team to identify, acquire and operate media or entertainment businesses, including providers of content, with high growth potential in the United States or internationally, although we may pursue acquisition opportunities in other sectors. Our amended and restated certificate of incorporation prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

RESULTS OF OPERATIONS

Results of Operations

Through December 31, 2013, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. As of December 31, 2013, $325,013,723 was held in the Trust Account (including $12,125,000 of deferred underwriting discounts and commissions and $7,500,000 from the sale of the Private Placement Warrants) and we had cash outside of trust of $805,924 and $262,030 in accounts payable and accrued expenses, including accrued offering expenses and state franchise taxes. Our amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes, if any, and a one-time release of amounts necessary to pay Delaware franchise taxes for 2013 on a timely basis, none of the funds held in trust will be released until the earlier of: (i) the completion of our initial business combination; or (ii) the redemption of 100% of the shares of common stock included in the units sold in our initial public offering if the Company is unable to complete a business combination by April 30, 2015 (which is the date that is 21 months from the closing of our initial public offering), or July 30, 2015 (which is the date that is 24 months from the closing of our initial public offering) if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by April 30, 2015 but have not completed the initial business combination by April 30, 2015. Through December 31, 2013, we had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.

For the period from April 11, 2013 (inception) through December 31, 2013, we earned $13,723 in interest income in the Trust Account. . All of our funds in the Trust Account are invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We have agreed to pay our chief financial officer, James A. Graf, or an entity owned and controlled by Mr. Graf, a monthly consulting fee of $15,000 plus, in the event that Mr. Graf is no longer receiving medical insurance from an employer, an additional amount per month to reimburse Mr. Graf for the purchase of such insurance, for services prior to the completion of our initial business combination, (regardless of the amount of services provided) including preparation of our financial statements, SEC filings, financial due diligence of targets for our initial business combination and negotiations of an agreement for our initial business combination. For the period from April 11, 2013 through December 31, 2013, the Company paid approximately $75,000 under this agreement.

We have also agreed to reimburse our Sponsor for office space, secretarial and administrative services provided to members of our management team by our Sponsor, members of our Sponsor, and members of our management team or their affiliates, in an amount not to exceed $10,000 per month in the event that such space and/or services are utilized and we do not pay a third party directly for such services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the period from April 11, 2013 through December 31, 2013, the Company paid $0 under this agreement.

Liquidity and Capital Resources

For the period from April 11, 2013 (inception) through December 31, 2013, we disbursed an aggregate of approximately $405,052 out of the proceeds of our initial public offering not held in trust, for legal and accounting fees and filing fees relating to our SEC reporting obligations and general corporate matters, and miscellaneous operating expenses, our net cash used by operating activities.

We believe that we have sufficient available funds outside of the Trust Account to operate through April 30, 2015, or July 30, 2015 (as applicable), assuming that a business combination is not consummated during that time. However, we cannot assure you that this will be the case. Over this time period, we currently anticipate incurring expenses for the following purposes:

•	due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•	structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and

•	other miscellaneous expenses.

As indicated in the accompanying financial statements, at December 31, 2013, we had outside of trust cash in the amount of $805,924 and $262,030 in accounts payable and accrued expenses, including accrued offering and state franchise taxes.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay Mr. Graf, or an entity owned and controlled by him, a monthly consulting fee of $15,000 plus, in the event that Mr. Graf is no longer receiving medical insurance from an employer, an additional amount per month to reimburse Mr. Graf for the purchase of such insurance, for services prior to the completion of a business combination (regardless of the amount of services provided), including preparation of the Company’s financial statements, SEC filings, financial due diligence of targets for a business combination and negotiations of an agreement for a business combination. We began incurring these fees to Mr. Graf on July 30, 2013 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the Company’s liquidation.

Additionally, we will reimburse our Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team by the Sponsor, members of the Sponsor, and the Company’s management team or their affiliates in an amount not to exceed $10,000 per month in the event that such space and/or services are utilized and the Company does not pay a third party directly for such services. Upon completion of a business combination or the Company’s liquidation, we will cease paying these monthly fees.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Cash Held in Trust

A total of approximately $325,000,000, including approximately $305,375,000 of the net proceeds from our initial public offering, $7,500,000 from the sale of the Sponsor Warrants and $12,125,000 of deferred underwriting discounts and commissions, was placed in the Trust Account with Continental Stock Transfer & Trust Company serving as trustee. The trust proceeds are invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of December 31, 2013, the balance in the Trust Account was $325,013,723, which includes $13,723 of interest earned since the inception of the trust.

Loss per Common Share

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares issued and outstanding of 27,031,844 for the period from April 11, 2013 (inception) to December 31, 2013 takes into effect the 10,000,000 shares issued on April 11, 2013 to the Sponsor and Dennis A. Miller, the return by the Sponsor and Mr. Miller to us of an aggregate of 2,812,500 shares, on June 18, 2013, the 35,000 shares transferred by the Sponsor and Mr. Miller to James M. McNamara and Ernest Del, on July 10, 2013, the stock dividend of 0.2 shares for each outstanding share of common stock, effected on July 22, 2013, the transfer of an aggregate of 14,000 shares from each of our independent directors to the Sponsor and Mr. Miller, 32,500,000 shares sold in our initial public offering and outstanding since July 30, 2013 and the aggregate of 500,000 Founder Shares forfeited by the Initial Stockholders on July 30, 2013 as a result of the underwriters’ partial exercise of their over-allotment option. For purposes of this calculation, the final adjusted number of Founder Shares, or 8,125,000, is used as the shares outstanding from April 11, 2013 to July 30, 2013 (110 days), and then 40,625,000 shares are used thereafter (153 days). The 47,500,000 warrants related to our initial public offering and the private placement of the Private Placement Warrants are contingently issuable shares and are excluded from the calculation of diluted earnings per share because they are anti-dilutive.

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

Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices. We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the Trust Account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market driven rates or prices. The net proceeds of our initial public offering held in the Trust Account may be invested by the trustee only in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page F-1 following the signature pages of this report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As a non-accelerated filer, management’s report is not subject to attestation by our registered public accounting firm.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Harry E. Sloan	63	Chairman and Chief Executive Officer
Jeff Sagansky	61	President
James A. Graf	49	Vice President, Chief Financial Officer, Treasurer and Secretary
James M. McNamara	59	Director
Ernest Del	63	Director

Harry E. Sloan has been our Chairman and Chief Executive Officer since April 11, 2013. Mr. Sloan served as chairman and chief executive officer from February 2011 to January 2013 of Global Eagle Acquisition, which completed its business combination in which it purchased Row 44 and 86% of the shares of AIA in January 2013, and he remains a director of the combined company, GEE. From October 2005 to August 2009, Mr. Sloan served as Chairman and Chief Executive Officer of Metro-Goldwyn-Mayer, Inc., or MGM, a motion picture, television, home entertainment, and theatrical production and distribution company, and thereafter continued as non-executive chairman until December 2010. He was appointed by a consortium comprised of private equity investors, Comcast Corporation and Sony Corporation of America one year after they agreed to acquire MGM through a leveraged buyout in September 2004. MGM filed for protection under Chapter 11 of the United States Bankruptcy Code in November 2010 pursuant to a pre-packaged plan of reorganization, which was confirmed by a federal bankruptcy court in December 2010. From 1990 to 2001, Mr. Sloan was Chairman and Chief Executive Officer of SBS Broadcasting, S.A., or SBS, a European broadcasting group, operating commercial television, premium pay channels, radio stations and related print businesses in Western and Central and Eastern Europe, which he founded in 1990 and continued as Executive Chairman until 2005. In 1999, SBS became the largest shareholder of Lions Gate Entertainment Corp., or Lions Gate, an independent motion picture and television production company. Mr. Sloan served as chairman of the board of Lions Gate from April 2004 to March 2005. From 1983 to 1989, Mr. Sloan was Co-Chairman of New World Entertainment Ltd., an independent motion picture and television production company. In January 2011, Mr. Sloan joined the board of Promotora de Informaciones, S.A., or PRISA, Spain’s largest media conglomerate which owns El Pais, the leading newspaper in the Spanish-speaking world, as well as pay television, radio and digital properties. He has served on the board of ZeniMax Media Inc., an independent producer of interactive gaming and web content, since 1999. Mr. Sloan was appointed by President Ronald Reagan in 1987 to the President's Advisory Council on Trade and Policy Negotiations (ACTPN). He currently serves on the UCLA Anderson School of Management Board of Visitors and the Executive Board of UCLA Theatre, Film and Television. Mr. Sloan received his Juris Doctor from Loyola Law School in 1976 and his Bachelor of Arts degree from the University of California, Los Angeles in 1971. Mr. Sloan’s designation as chairman of our board of directors was based upon his extensive background and experience as an executive in the media and entertainment industries and his substantial experience in identifying and acquiring a wide variety of businesses. Mr. Sloan is the brother-in-law of James A. Graf, our Vice President, Chief Financial Officer, Treasurer and Secretary.

Jeff Sagansky has been our President since April 11, 2013. Mr. Sagansky served as president from February 2011 to January 2013 of Global Eagle Acquisition, and he is a director of GEE. Mr. Sagansky has served as Chairman of Hemisphere Film Capital, a private motion picture and television finance company, since 2008. From February 2009 to April 2011, he served as non-executive Chairman of RHI Entertainment, Inc., which develops, produces and distributes original made-for-television movies and miniseries. From January 2007 through December 2011, he served as Chairman of Elm Tree Partners, a private casino development company, and from September 2007 to February 2009, he served as Co-Chairman of Peace Arch Entertainment Group, Inc., or Peace Arch, a Canadian production and sales company. He also served as interim chief executive officer of Peace Arch from November 2007 to July 2008. From December 2002 to August 2003, he was Vice Chairman of Paxson Communications Corporation, a television network and stations group. From 1998 to 2002, Mr. Sagansky served as Chief Executive Officer of Paxson Communications Corporation. Prior to joining Paxson Communications Corporation, Mr. Sagansky was Co-President of Sony Pictures Entertainment, or SPE, a motion picture, television, and home entertainment production and distribution company which is a subsidiary of Sony Corporation of America, or SCA, from 1996 to 1998 where he was responsible for SPE’s strategic planning and worldwide television operations. Prior to his position with SPE, Mr. Sagansky served as executive vice president of SCA, which he joined in 1994. Prior to joining SCA, Mr. Sagansky was President of CBS Entertainment, a television network, from 1990 to 1994. Mr. Sagansky previously served as president of production and then president of TriStar Pictures, a motion picture and television production and distribution company, from 1985 to 1989. He is currently a director of Starz and Scripps Networks Interactive, Inc., two publicly traded media companies. Mr. Sagansky earned a Bachelor of Arts degree from Harvard College and a Masters in Business degree from Harvard Business School.

James A. Graf has been our Vice President, Chief Financial Officer, Treasurer and Secretary since April 11, 2013. Mr. Graf served as Vice President, Chief Financial Officer, Treasurer and Secretary of Global Eagle Acquisition from February 2011 to January 2013, and he is Vice Chairman of Global Entertainment AG, the German entity holding Global Eagle Entertainment Inc.’s equity in AIA. Since April 2013, Mr. Graf has been a director of Static Beach Networks, Inc. and its predecessor Mark Sutherland Media LLC. Since late 2008, Mr. Graf has served as a managing director of TC Capital Pte. Ltd., a Singapore-based corporate finance advisory firm. From 2007 to 2008, Mr. Graf was engaged as a consultant to provide financial advisory services to Metro-Goldwyn-Mayer, Inc. In 2001, Mr. Graf founded and became Chief Executive Officer of Praedea Solutions, Inc., an enterprise software company with operations in the United States, Malaysia and Ukraine. The assets of Praedea Solutions, Inc. were sold in 2006 to a Mergent Inc, a wholly-owned subsidiary of Xinhua Finance Ltd., named Mergent Data Technology, Inc. Praedea Solutions Inc. was renamed PSI Capital Inc., and currently serves as an investment holding company for Mr. Graf’s private investments in media and technology. Prior to founding Praedea, Mr. Graf was a managing director at Merrill Lynch, an investment bank, in Singapore from 1998 to 2000 and a consultant to Merrill Lynch in 2001. From 1996 to 1998, Mr. Graf served as a director and then managing director and President of Deutsche Bank’s investment banking entity in Hong Kong, Deutsche Morgan Grenfell (Hong Kong) Ltd. From 1993 to 1996, he was a vice president at Smith Barney in Hong Kong and Los Angeles. From 1987 to 1993, Mr. Graf was an analyst and then associate at Morgan Stanley in New York, Los Angeles, Hong Kong and Singapore. Mr. Graf received a Bachelor of Arts degree from the University of Chicago in 1987. Mr. Graf is the brother-in-law of Harry E. Sloan, our chairman and chief executive officer. Mr. Graf is currently a candidate on the ballot in the June primary election for a seat in the United States House of Representatives from the 33rd District of California.

James M. McNamara has been a member of our board of directors since July 30, 2013. Mr. McNamara served as a director from May 2011 to January 2013 of Global Eagle Acquisition. In 2005, Mr. McNamara founded Panamax Films, LLC, a film production company that has an output deal with Lions Gate Films to produce films for the U.S. Latino and Greater Latin American film going audiences, and he is currently its chairman. In 2008, Mr. McNamara joined Cinelatino, Inc., a premium Spanish language film channel in the United States, where he serves as non-executive chairman and, in 2010, he joined as non-executive chairman of Pantelion Films, a Latino Hollywood studio that is a partnership between Lions Gate Entertainment and Grupo Televisa, a Spanish language media company. From 1999 to 2005, Mr. McNamara was president and chief executive officer at Telemundo Communications Group, Inc., the operator of Telemundo, a Spanish-language broadcast network. From April 1996 to June 1998, Mr. McNamara was the president of Universal Television Enterprises, or Universal, a television production company where his responsibilities included domestic syndication first-run programming and international sales. Mr. McNamara joined Universal from New World, where he served as chief executive officer from 1991 to 1995 and senior vice president, executive vice president and then president of New World International from 1986 to 1991. Mr. McNamara served as a director of Jump TV, a leading IPTV company providing a comprehensive suite of technology and services to content owners and aggregators, from 2006 to 2008 as well as SBS from 1996 to 2005 and Film Roman, Inc., a producer of animated television programming from 1997 to 1999. Mr. McNamara currently serves as a director of Hemisphere Media Group, Inc. and also is contracted to provide development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives, including sponsorship.

Mr. McNamara received his Masters degree from the American Graduate School of International Management and undergraduate degree in business administration and political science from Rollins College. Mr. McNamara’s designation as a director was based upon his twenty-five years of experience as a leading international film and television executive, extensive broadcast experience in the United States and Latin America and wide management experience in both large and small companies.

Ernest Del has been a member of our board of directors since July 30, 2013. Mr. Del has been the President and member of the Board of Directors of ZeniMax Media Inc., a global video-game and media content company based in Rockville, MD, since December 1999. Mr. Del has also served in the additional capacity of President, ZeniMax Europe Ltd., based in London, since April 2011. Mr. Del brings many years of experience in entertainment law, having represented top talent and executives at major television networks, film and television studios and production companies worldwide. Mr. Del is a founding partner of the Los Angeles-area law firm Del, Shaw, Moonves, Tanaka, Finkelstein & Lezcano. His career in law commenced in 1976 with Wyman, Bautzer, Rothman & Kuchel, initially as an anti-trust attorney before moving into the entertainment arena there. Mr. Del is also a member of the Board of Directors of Delivery Agent, Inc., a San Francisco-based pioneer in t-commerce and other emerging media applications. He graduated with degrees in economics and political science from the University of California at Berkeley (1973) and earned his law degree from Stanford University Law School (1976).

Mr. Del’s designation as a director was based upon his extensive experience as an attorney in the media and entertainment industries and his significant experience in leadership roles both as an executive and as a board member of emerging media companies.

Director Independence

Our board of directors has determined that each of Mr. McNamara and Mr. Del are “independent directors” as such term is defined in Rule 10A-3 of the Exchange Act and the NASDAQ listing standards.

Board Committees

Audit Committee

We have an audit committee comprised of Harry E. Sloan, James M. McNamara and Ernest Del. Under the NASDAQ listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent, subject to the exception described below. James M. McNamara and Ernest Del are independent. We have one year from the date our securities were listed on NASDAQ to have our audit committee be comprised solely of independent members. We intend to identify one additional independent director to serve on the audit committee within one year of the listing of our securities at which time Harry E. Sloan will resign from the committee. We expect such additional director to enter into a letter agreement substantially similar to the letter agreements signed by our directors included as exhibits to our registration statement. James M. McNamara serves as the Chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that James M. McNamara qualifies as an “audit committee financial expert” as defined in applicable SEC rules because he meets the requirement for past employment experience in finance or accounting, requisite professional certification in accounting or comparable experience. The responsibilities of our audit committee include:

•	meeting with our independent accountants regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•	monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

•	reviewing and approving all payments made to our existing holders, executive officers or directors and their respective affiliates, other than consulting fees payable to our chief financial officer, James A. Graf, or an entity owned or controlled by Mr. Graf, of $15,000 per month for each month (or portion thereof) plus, in the event that Mr. Graf is no longer receiving medical insurance from an employer, an additional amount per month to reimburse him for the purchase of such insurance for services prior to the closing of our business combination (regardless of the amount of services provided). Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Director Nominations

We have a nominating committee comprised of James M. McNamara and Ernest Del, each of whom is an independent director under the NASDAQ listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in Section 3.2 of our bylaws

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics and Committee Charters

We have adopted a code of ethics that applies to our officers and directors. We have filed copies of our code of ethics and our board committee charters as exhibits to our registration statement in connection with our initial public offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us in writing at 1450 2nd Street, Suite 247, Santa Monica, CA 90401 or by telephone at (310) 209-7280. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Other Board Committees

Our board of directors intends to establish a compensation committee upon completion of our initial business combination, or such earlier time as our board of directors may determine or as required by NASDAQ listing standards. At that time, our board of directors expects to adopt a charter for such committee. Prior to such time, we do not intend to establish such committee. Accordingly, we do not have a separate formal committee to review the reasonableness of expense reimbursement requests by anyone other than our board of directors, which includes persons who may seek such reimbursements. We do not believe a compensation committee is necessary prior to a business combination as there will be no salary, fees or other compensation being paid to our officers or directors prior to our business combination other than as disclosed in this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2013, all Section 16(a) filing requirements applicable to our officers and directors were complied with, except for one late Form 4 filing for Mr. McNamara, notice of which was filed on Form 4 on February 5, 2014, or 30 business days late.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Other than as described below, none of our executive officers or directors has received any cash compensation for services rendered. Commencing on July 25, 2013, we have agreed to pay Mr. Graf, or an entity owned and controlled by him, a monthly consulting fee of $15,000 plus, in the event that Mr. Graf is no longer receiving medical insurance from an employer, an additional amount per month to reimburse Mr. Graf for the purchase of such insurance, for services prior to the completion of our initial business combination (regardless of the amount of services provided), including preparation of our financial statements, SEC filings, financial due diligence of targets for our initial business combination and negotiations of an agreement for our initial business combination. We expect that Mr. Graf will devote a majority of his monthly business time (at least 76 hours) on average to providing us these services, although Mr. Graf is entitled to receive the full monthly consulting fee irrespective of the amount of services he provides in a given month. Additionally, we will reimburse our Sponsor for office space, secretarial and administrative services provided to members of our management team by our Sponsor, members of our Sponsor, and our management team or their affiliates in an amount not to exceed $10,000 per month in the event such space and/or services are utilized and we do not pay directly for such services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Members of the Sponsor include Harry E. Sloan, the Company’s Chairman and Chief Executive Officer, Jeff Sagansky, the Company’s President, and James A. Graf, the Company’s Vice President, Chief Financial Officer, Treasurer and Secretary.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders in connection with a proposed business combination. It is unlikely that the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our management to remain with us after the consummation of an initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation and Compensation Committee Report

We may not have a compensation committee in place prior to the completion of our initial business combination. Harry E. Sloan, our Chairman and Chief Executive Officer, and Jeff Sagansky, our President, currently serve as members of the compensation committee of GEE (f/k/a Global Eagle Acquisition Corp.), and, prior to Global Eagle Acquisition’s combination with Row 44 and AIA, Mr. Sloan served as Chairman and Chief Executive Officer, and Mr. Sagansky served as President, of Global Eagle Acquisition. Additionally, Harry E. Sloan serves on the board of directors of ZeniMax Media Inc., a private company for which Ernest Del, one of our director nominees, serves as its President and a member of its board of directors. Our other executive officer, James A. Graf, does not currently serve, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2014, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding 40,625,000 shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Global Eagle Acquisition LLC (the Sponsor)(2)(3)(4)	7,652,250	18.8%

Harry E. Sloan(2)(3)	7,652,250	18.8%

Jeff Sagansky(2)(3)	7,652,250	18.8%

James A. Graf(4)	402,750	*

James M. McNamara(5)	35,000	*

Ernest Del(5)	35,000	*

All directors and executive officers as a group (five individuals)	7,722,250	19.0%

BlueMountain Capital Management, LLC(6)	2,550,000	6.3%

Fir Tree Inc.(7)	2,500,000	6.2%

TD Asset Management Inc.(8)	2,500,000	6.2%

Davidson Kempner Capital Management LLC(9)	2,375,000	5.8%

*  Less than one percent.

(1)    Unless otherwise noted, the business address of each of the following is 1450 2nd Street, Suite 247, Santa Monica, CA 90401.

(2)    These shares represent one hundred percent of our shares of common stock held by the Sponsor. As a result of the underwriters’ partial exercise of their over-allotment option for our initial public offering, the Sponsor forfeited an aggregate of 475,000 Founder Shares on July 30, 2013, which the Company has cancelled. 2,031,250 Founder Earnout Shares will be subject to forfeiture as follows: (i) half of the Founder Earnout Shares will be subject to forfeiture on the fifth anniversary of the completion of the Company’s initial business combination unless following that initial business combination the last sales price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property which equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like); and (ii) half of the Founder Earnout Shares will be subject to forfeiture on the fifth anniversary of the completion of the Company’s initial business combination unless following that initial business combination the last sales price of the common stock equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property which equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

(3)    Messrs. Sloan, Sagansky and Graf are members of our Sponsor. The shares are owned by our Sponsor, and Messrs. Sloan and Sagansky share voting and dispositive control over the shares. Messrs. Sloan and Sagansky disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein.

(4)    These shares represent approximately 5.3% of the Founder Shares held by our Sponsor. Mr. Graf has a pecuniary interest in such shares but does not have voting or dispositive control over such shares

(5)     Represents shares transferred from our Sponsor and Dennis A. Miller in connection with this individual’s agreement to serve on our board of directors upon the closing of our initial public offering.

(6)     According to a Schedule 13G filed with the SEC on February 12, 2014 on behalf of BlueMountain Capital Management, LLC, a Delaware limited liability company (“BlueMountain”), BlueMountain acts as investment manager to, and exercise investment discretion with respect to common stock, directly owned by (i) Blue Mountain Credit Alternatives Master Fund L.P., a Cayman Islands exempted limited partnership, with respect to the 1,439,554 shares of common stock directly owned by it; (ii) BlueMountain Long/Short Credit Master Fund L.P., a Cayman Islands exempted limited partnership, with respect to the 353,427 shares of common stock directly owned by it; (iii) BlueMountain Equity Alternatives Master Fund L.P., a Cayman Islands exempted limited partnership, with respect to the 158,849 shares of common stock directly owned by it; (iv) BlueMountain Kicking Horse Fund L.P., a Cayman Islands exempted limited partnership, with respect to the 70,883 shares of common stock directly owned by it; (v) BlueMountain Timberline Ltd., a Cayman Islands exempted limited company, with respect to the 88,221 shares of common stock directly owned by it; (vi) AAI BlueMountain Fund PLC, on behalf of its sub-fund BlueMountain Long/Short Credit and Distressed Reflection Fund, an Irish open-ended umbrella fund investment company incorporated as a public limited company with variable capital and with segregated liability between its sub-funds, with respect to the 37,736 shares of common stock directly owned by it; and (vii) BlueMountain Montenvers Master Fund SCA SICAV-SIF, an investment company with variable capital organized as a specialized investment fund in the form of a corporate partnership limited by shares, with respect to the 401,330 shares of common stock directly owned by it. The business address of this stockholder is 280 Park Avenue, 5th Floor East, New York, New York 10017.

(7)     According to a Schedule 13G filed with the SEC on February 13, 2014 on behalf of Fir Tree Inc., a New York corporation (“Fir Tree”), the shares reported above include shares purchased by certain private investment funds for which Fir Tree serves as the investment manager (the “Fir Tree Funds”). Fir Tree is the investment manager of the Fir Tree Funds, and has been granted investment discretion over portfolio investments, including the common stock of the Company held by the Fir Tree Funds. The business address of this stockholder is Fir Tree Inc., 505 Fifth Avenue, 23rd Floor, New York, New York 10017.

(8)     The business address of this stockholder is TD Asset Management Inc., Canada Trust Tower, BCE Place, 161 Bay Street, 35th Floor, Toronto, Ontario, M5J 2T2.

(9)     According to a Schedule 13G filed with the SEC on August 1, 2013 on behalf of Davidson Kempner Partners, a New York limited partnership (“DKP”); MHD Management Co., a New York limited partnership (“MHD”) and the general partner of DKP; MHD Management Co. GP, L.L.C., a Delaware limited liability company and the general partner of MHD; Davidson Kempner Institutional Partners, L.P., a Delaware limited partnership (“DKIP”); Davidson Kempner Advisers Inc., a New York corporation and the general partner of DKIP; Davidson Kempner International, Ltd., a British Virgin Islands corporation (“DKIL”); Davidson Kempner International Advisors, L.L.C., a Delaware limited liability company and the investment manager of DKIL; Davidson Kempner Capital Management LLC, a New York limited liability company (“DKCM”); and Messrs. Thomas L. Kempner, Jr., Stephen M. Dowicz, Timothy I. Levart, Robert J. Brivio, Jr., Anthony A. Yoseloff, Eric P. Epstein, Avram Z. Friedman, Conor Bastable, Shulamit Leviant and Morgan Blackwell, who are the managing members of DKCM, DKCM acts as investment manager to each of DKP, DKIP and DKIL either directly or by virtue of a sub-advisory agreement with the investment manager of the relevant fund and is responsible for the voting and investment decisions of DKP, DKIP and DKIL. Messrs. Thomas L. Kempner, Jr. and Stephen M. Dowicz, through DKCM, are responsible for the voting and investment decisions relating to the shares reported above that are held by DKP, DKIP and DKIL. The business address of this stockholder is c/o Davidson Kempner Partners, 65 East 55th Street, 19th Floor, New York, New York 10022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

In April 2013, the Sponsor and Dennis A. Miller purchased 10,000,000 Founder Shares for $25,000, or $0.0025 per share. On June 18, 2013, the Sponsor and Mr. Miller contributed, on a pro rata basis, an aggregate of 2,812,500 Founder Shares to the Company at no cost for cancellation, resulting in the Sponsor and Mr. Miller owning an aggregate of 7,187,500 Founder Shares. On July 10, 2013, the Sponsor and Mr. Miller transferred 35,000 Founder Shares on a pro rata basis to each of James M. McNamara and Ernest Del, each of whom paid a purchase price of $175 for their respective shares and agreed to serve on the Company’s board of directors upon the closing of our initial public offering.

On July 22, 2013, in connection with the increase of the size of our initial public offering, the Company effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in our Initial Stockholders holding an aggregate of 8,625,000 shares of our common stock. Each of our independent directors thereafter transferred 6,650 shares to our Sponsor and 350 shares to Mr. Miller.

On July 30, 2013, the Sponsor forfeited 475,000 shares and Dennis A. Miller forfeited 25,000 shares of common stock in connection with the partial exercise of the underwriters’ over-allotment option, so that the Initial Stockholders, consisting of the Sponsor, Mr. Miller and the independent directors, own 20.0% of the Company’s issued and outstanding shares.

In addition, 2,031,250 Founder Shares, representing 5.0% of the Company’s issued and outstanding shares after the initial public offering, are subject to forfeiture by the Initial Stockholders under certain conditions described in this report.

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

Rights. The Founder Shares are identical to the Public Shares except that (i) the Founder Shares are subject to certain transfer restrictions, as described above, and (ii) the Initial Stockholders have agreed to waive their redemption rights in connection with the business combination with respect to the Founder Shares and any Public Shares they may purchase, and to waive their redemption rights with respect to the Founder Shares if the Company fails to complete a Business Combination by April 30, 2015 (or July 30, 2015, as applicable).

Voting. If the Company seeks stockholder approval of a business combination, the Initial Stockholders have agreed to vote their Founder Shares and any Public Shares purchased during or after our initial public offering in favor of the business combination.

Liquidation. Although the Initial Stockholders and their permitted transferees will waive their redemption rights with respect to the Founder Shares if the Company fails to complete a business combination within the prescribed time frame, they will be entitled to redemption rights with respect to any Public Shares that they may own.

Private Placement Warrants

The Sponsor and Dennis A. Miller also purchased from the Company an aggregate of 15,000,000 Private Placement Warrants at a price of $0.50 per Warrant (a purchase price of $7.5 million), in a private placement that occurred simultaneously with the completion of our initial public offering. Each Private Placement Warrant entitles the holder to purchase one-half of one share of our common stock at $5.75 per half share. The purchase price of the Private Placement Warrants was added to the proceeds from our initial public offering held in the Trust Account pending completion of a business combination. The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the business combination and will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the units sold in our initial public offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the warrants sold as part of the units in our initial public offering and have no net cash settlement provisions. If the Company does not complete a business combination, the proceeds from the sale of the Private Placement Warrants will be part of the liquidating distribution to the public stockholders and the Private Placement Warrants will expire worthless.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans hold registration rights to require the Company to register the sale of any of the securities held by them pursuant to a registration rights agreement. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act. In addition, these stockholders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the Founder Shares, upon the earlier of (A) one year after the completion of our initial business combination or earlier if, subsequent to our business combination, the last sales price of our common stock (x) equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after our initial business combination, in which case fifty percent (50%) of the Founder Shares will be transferable, assignable or salable or (y) equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after our initial business combination, in which case the remaining fifty percent (50%) of the Founder Shares will be transferable, assignable or salable, and (B) the date on which we complete a liquidation, merger, stock exchange or other similar transaction after our initial business combination that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the Private Placement Warrants and the respective common stock underlying such warrants, 30 days after the completion of our initial business combination. We will bear the costs and expenses of filing any such registration statements.

Sponsor Loans

The Sponsor also agreed to loan the Company up to an aggregate of $200,000 by the issuance of an unsecured promissory note (the “Note”) to cover expenses related to our initial public offering. These loans were payable without interest on the earlier of October 1, 2013 or the completion of the initial public offering. From inception through July 30, 2013, the Sponsor loaned a total of $157,873 to the Company, which was repaid in full upon closing of the initial public offering.

Administrative Services

The Company has agreed to pay Mr. Graf, or an entity owned and controlled by him, a monthly consulting fee of $15,000 plus, in the event that Mr. Graf is no longer receiving medical insurance from an employer, an additional amount per month to reimburse Mr. Graf for the purchase of such insurance, for services prior to the completion of a business combination (regardless of the amount of services provided), including preparation of the Company’s financial statements, SEC filings, financial due diligence of targets for a business combination and negotiations of an agreement for a business combination. Additionally, the Company will reimburse our Sponsor for office space, secretarial and administrative services provided to members of our management team by our Sponsor, members of our Sponsor, and our management team or their affiliates in an amount not to exceed $10,000 per month in the event such space and/or services are utilized and we do not pay a third party directly for such services. Upon completion of a business combination or our liquidation, we will cease paying these monthly fees. In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Other Potential Conflicts

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely that the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

All ongoing and future transactions between us and any member of our management team or his or her respective affiliates will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable to us than are available from unaffiliated third parties. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

Our Sponsor, executive officers, directors and director nominees may become involved with subsequent blank check companies similar to our Company, although they have agreed not to participate in the formation of, or become an officer or director of, any blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by April 30, 2015, which is the date that is 21 months after our initial public offering, or July 30, 2015 if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination on or prior to July 30, 2015.

You should also be aware of the following other potential conflicts of interest:

•	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•	Our Initial Stockholders purchased Founder Shares prior to the date of the prospectus associated with our initial public offering. Our Sponsor and Dennis A. Miller purchased Private Placement Warrants in a transaction that closed simultaneously with the closing of our initial public offering. Our Initial Stockholders have agreed to waive their redemption rights with respect to its Founder Shares and Public Shares in connection with the consummation of our initial business combination. Additionally, our Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our initial business combination by April 30, 2015 (or July 30, 2015, as applicable). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of our Public Shares, and the Private Placement Warrants will expire worthless. Furthermore, the Founder Shares will not be transferable, assignable or salable until the earlier of (A) one year after the completion of our initial business combination or earlier if, subsequent to our business combination, the last sales price of our common stock (i) equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after our initial business combination, in which case fifty percent (50%) of the Founder Shares will be transferable, assignable or salable or (ii) equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after our initial business combination, in which case the remaining fifty percent (50%) of the Founder Shares will be transferable, assignable or salable and (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, the Founder Earnout Shares (equal to 25% of the Founder Shares, or 5% of our issued and outstanding shares after our initial public offering) will not be transferable, assignable or salable unless they no longer are subject to forfeiture, as described herein. The Private Placement Warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of Messrs. Sloan, Sagansky and Graf own shares of our common stock or warrants directly or indirectly through our Sponsor, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our business combination.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with an business combination target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking or accounting firm which is a member of FINRA, that such initial business combination is fair to our Company from a financial point of view.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public stockholders for a vote, our Initial Stockholders have agreed to vote their Founder Shares and any Public Shares purchased during or after our initial public offering in favor of our initial business combination.

Director Independence

Our board of directors has determined that each of James M. McNamara and Ernest Del, who joined our board of directors upon the closing of our initial public offering, is an independent director as such term is defined under the rules of NASDAQ and Rule 10A-3 of the Exchange Act. Our independent directors have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Rothstein Kass acts as our independent registered public accounting firm. The following is a summary of fees paid to Rothstein Kass for services rendered.

Audit Fees

Fees paid or payable for our independent registered public accounting firm were approximately $45,000 for the services it performed in connection with the Quarterly Report on Form 10-Q for the fiscal quarter ended on September 30, 2013, and our initial public offering, including review of our registration statement on Form S-1 and amendments thereto, comfort letters and consents.

Tax Fees

We have not incurred any fees for tax services.

All Other Fees

There have been no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was not formed until July 30, 2013. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by Rothstein Kass, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II.

(2)	Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3)	Exhibits

Exhibit Number	Description

1.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-189498), filed with the Securities and Exchange Commission on July 11, 2013.)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36025), filed with the Securities and Exchange Commission on August 5, 2013).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-189498), filed with the Securities and Exchange Commission on June 20, 2013).

4.1

Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-189498), filed with the Securities and Exchange Commission on July 11, 2013).

4.2

Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-189498), filed with the Securities and Exchange Commission on July 2, 2013).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-189498), filed with the Securities and Exchange Commission on July 11, 2013).

4.4	Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-36025), filed with the Securities and Exchange Commission on August 5, 2013).

10.1	Promissory Note, dated April 16, 2013, issued to Global Eagle Acquisition LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-189498), filed with the Securities and Exchange Commission on June 20, 2013).

10.2(a)	Letter Agreement among the Company, Dennis A. Miller, Global Eagle Acquisition LLC and each of the members of Global Eagle Acquisition LLC, dated as of July 25, 2013 (incorporated by reference to Exhibit 10.1(a) to the Company’s Current Report on Form 8-K (File No. 001-36025), filed with the Securities and Exchange Commission on August 5, 2013).

10.2(b)	Letter Agreement between the Company and James M. McNamara, dated as of July 25, 2013 (incorporated by reference to Exhibit 10.1(b) to the Company’s Current Report on Form 8-K (File No. 001-36025), filed with the Securities and Exchange Commission on August 5, 2013).

10.2(c)	Letter Agreement between the Company and Ernest Del, dated as of July 25, 2013 (incorporated by reference to Exhibit 10.1(c) to the Company’s Current Report on Form 8-K (File No. 001-36025), filed with the Securities and Exchange Commission on August 5, 2013).

10.3	Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company, dated as of July 25, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36025), filed with the Securities and Exchange Commission on August 5, 2013).

10.4	Form of Consulting Agreement by and between the Company and James A. Graf (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-189498), filed with the Securities and Exchange Commission on July 2, 2013).

10.5

Registration Rights Agreement by and among the Company, Global Eagle Acquisition LLC and the Holders signatory thereto, dated as of July 25, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36025), filed with the Securities and Exchange Commission on August 5, 2013).

10.6	Securities Purchase Agreement, , effective as of April 16, 2013, between the Company, Global Eagle Acquisition LLC and Dennis A. Miller (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 ( File No. 333-189498), filed with the Securities and Exchange Commission on June 20, 2013).

10.7	Third Amended and Restated Sponsor Warrants Purchase Agreement dated as of July 23, 2013 by and among the Company, Global Eagle Acquisition LLC and Dennis A. Miller (incorporated by reference to Exhibit 10.6 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-189498), filed with the Securities and Exchange Commission on July 24, 2013.)

10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-189498), filed with the Securities and Exchange Commission on July 2, 2013).

10.9	Amended and Restated Securities Assignment Agreement by and among Global Eagle Acquisition LLC, Dennis A. Miller, James M. McNamara and Ernest Del (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-189498), filed with the Securities and Exchange Commission on July 19, 2013.)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-189498), filed with the Securities and Exchange Commission on July 2, 2013).

24*	Power of Attorney (included on signature page of this report).

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 ( File No. 333-189498), filed with the Securities and Exchange Commission on July 11, 2013).

99.2	Nominating Committee Charter (incorporated by reference to Exhibit 99.4 to Amendment No. 1 the Company’s Registration Statement on Form S-1 (File No. 333-189498), filed with the Securities and Exchange Commission on July 2, 2013).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS**	XBRL Instance Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

_____
* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2014	SILVER EAGLE ACQUISITION CORP.

	By:	/s/ Harry E. Sloan
Name: Harry E. Sloan
Title: Chairman and Chief Executive Officer

POWER OF ATTORNEY

The undersigned directors and officers of Silver Eagle Acquisition Corp. hereby constitute and appoint each of James A. Graf and Harry E. Sloan, with the power to act without the others and with full power of substitution and resubstitution, our true and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorney-in-fact, or such attorney-in-fact’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

/s/ Harry E. Sloan Harry E. Sloan	Chairman and Chief Executive Officer (Principal Executive Officer)	March 27, 2014

/s/ Jeff Sagansky	President	March 27, 2014
Jeff Sagansky

/s/ James A. Graf	Vice President, Chief Financial Officer, Treasurer and Secretary (Principal
James A. Graf	Financial Officer and Principal Accounting Officer)	March 27, 2014

/s/ James M. McNamara James M. McNamara	Director	March 27, 2014

/s/ Ernest Del	Director	March 27, 2014
Ernest Del

S-1

ITEM 16.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Silver Eagle Acquisition Corp.

We have audited the accompanying balance sheet of Silver Eagle Acquisition Corp. (a corporation in the development stage) (the “Company”), as of December 31, 2013, and the related statement of operations, changes in stockholders’ equity and cash flows for the period from April 11, 2013 (date of inception) to December 31, 2013. Silver Eagle Acquisition Corp.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Eagle Acquisition Corp. as of December 31, 2013, and the results of its operations and its cash flow for the period from April 11, 2013 (date of inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ ROTHSTEIN KASS

Roseland, New Jersey

March 26, 2014

SILVER EAGLE ACQUISITION CORP.

(A Corporation in the Development Stage)

Balance Sheet

December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$805,924

Noncurrent assets:
Investments and cash held in Trust Account	325,013,723
Total assets	$325,819,647
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$79,110
Franchise tax accrual	75,000
Accrued offering costs	107,920
Total current liabilities	262,030
Deferred underwriter fee	12,125,000
Total liabilities	12,387,030

Common stock subject to possible redemption: 30,843,261 shares at $10.00	308,432,610

Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued	-
Common stock, $.0001 par value, authorized 400,000,000 shares; 9,781,739 shares issued and outstanding at December 31, 2013, (excluding shares subject to possible redemption at December 31, 2013)(1)	978
Additional paid-in capital	4,999,029
Deficit accumulated during the development stage	-
Total stockholders’ equity	5,000,007
Total liabilities and stockholders’ equity	$325,819,647

(1) Share amounts have been retroactively restated to reflect the contribution to the Company of 2,812,500 shares by the Company’s Founders on June 18, 2013 and the stock dividend of 1,437,500 shares declared by the Company on July 22, 2013 (see Note 4).

The accompanying notes are an integral part of these financial statements.

SILVER EAGLE ACQUISITION CORP.

(A Corporation in the Development Stage)

Statement of Operations

 For the period from April 11, 2013 (date of inception) to December 31, 2013

Revenue	$-
Formation and operating costs	497,885
State franchise taxes, other than income tax	75,000
Loss from operations	(572,885)
Other income - Interest income	13,723
Net loss attributed to common stockholders	$(559,162)
Weighted average number of common shares outstanding, basic and diluted (excluding shares subject to possible redemption)(1)	9,068,549
Loss per common share, basic and diluted	$(0.06)

(1) Share amounts have been retroactively restated to reflect the contribution to the Company of 2,812,500 shares by the Company’s Founders on June 18, 2013 and the stock dividend of 1,437,500 shares declared by the Company on July 22, 2013 (see Note 4).

The accompanying notes are an integral part of these financial statements.

SILVER EAGLE ACQUISITION CORP.

(A Corporation in the Development Stage)

Statement of Changes in Stockholders’ Equity

For the period from April 11, 2013 (date of inception) to December 31, 2013

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Sale of common stock to Sponsor and Dennis A. Miller on April 11, 2013 at $0.0025 per share(1)	10,000,000	$1,000	$24,000	$-	$25,000
Sale of common stock through public offering on July 30, 2013 at $10.00 per unit	32,500,000	3,250	324,996,750		325,000,000
Underwriters’ fees and offering expenses			(18,533,221)		(18,533,221)
Proceeds from private placement of 15,000,000 warrants			7,500,000		7,500,000
Forfeiture of common stock by Initial Stockholders on July 30, 2013	(1,875,000)	(188)	188		-
Proceeds subject to possible redemption of 30,843,261 shares at December 31, 2013	(30,843,261)	(3,084)	(308,988,688)	559,162	(308,432,610)
Net loss for the year ended December 31, 2013				(559,162)	(559,162)
Balances, at December 31, 2013	9,781,739	978	$4,999,029	$-	$5,000,007

(1) Share amounts have been retroactively restated to reflect the contribution to the Company of 2,812,500 shares by the Company’s Founders on June 18, 2013 and the stock dividend of 1,437,500 shares declared by the Company on July 22, 2013 (see Note 4).

The accompanying notes are an integral part of these financial statements.

SILVER EAGLE ACQUISITION CORP.

(A Corporation in the Development Stage)

Statement of Cash Flows

For the period from April 11, 2013 (date of inception) to December 31, 2013

Cash flows from operating activities
Net loss	$(559,162)
Change in operating assets and liabilities:
Accounts payable and accrued expenses	79,110
Franchise tax accrual	75,000
Net cash used by operating activities	(405,052)

Cash flows from investing activities
Proceeds deposited into Trust Account	(325,000,000)
Interest on Trust Account	(13,723)
Net cash used in investing activities	(325,013,723)

Cash flows from financing activities
Proceeds from sale of common stock through public offering	325,000,000
Proceeds from sale of common stock to Sponsor	25,000
Proceeds from unsecured promissory note payable to Sponsor	157,873
Proceeds from Sponsor and Dennis A. Miller to purchase warrants	7,500,000
Repayment of unsecured promissory note payable to Sponsor	(157,873)
Payment of offering costs	(6,300,301)
Net cash provided by financing activities	326,224,699

Net increase in cash and cash equivalents	805,924
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$805,924

Supplemental disclosure of non-cash financing activities:
Accrued offering costs	$107,920
Deferred underwriter fee payable	$12,125,000

The accompanying notes are an integral part of these financial statements

SILVER EAGLE ACQUISITION CORP.

(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business Operations

Incorporation

Silver Eagle Acquisition Corp. (the “Company”) was incorporated in Delaware on April 11, 2013.

Sponsor

The Company’s sponsor is Global Eagle Acquisition LLC, a Delaware limited liability company (the “Sponsor”).

Fiscal Year End

The Company has selected December 31 as its fiscal year end.

Business Purpose

The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more operating businesses or assets that the Company has not yet identified (a “Business Combination”).

Financing

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 2) was declared effective on July 25, 2013. The Company consummated the Public Offering on July 30, 2103, and, simultaneously with the closing of the Public Offering, the Sponsor and Dennis A. Miller purchased an aggregate of $7,500,000 of warrants in a private placement (as described in Note 3).

On July 30, 2103, approximately $325,000,000 from the Public Offering and private placement was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

Trust Account

The Trust Account can be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes, if any, and a one-time release of amounts necessary to pay Delaware franchise taxes for 2013 on a timely basis, none of the funds held in trust will be released until the earlier of: (i) the completion of an Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the Units sold in the Public Offering if the Company is unable to complete a Business Combination within 21 months from the closing of the Public Offering (April 30, 2015), or 24 months from the closing of the Public Offering (July 30, 2015) if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination by April 30, 2015 but has not completed the Business Combination by April 30, 2015.

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

Focus — The Company’s efforts in identifying prospective target businesses will initially be focused on businesses in the media and entertainment industries, but the Company may pursue opportunities in other business sectors.

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

Liquidation

If the Company does not complete a Business Combination by April 30, 2015, or July 30, 2015 if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination by April 30, 2015 but has not completed the Business Combination by April 30, 2015, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest but net of franchise and income taxes payable (less up to $100,000 of interest which may be distributed to the Company to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the warrants contained in the units sold in the Public Offering discussed in Note 4).

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement declared effective under the Securities Act of 1933, as amended (the “Securities Act”) or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that, when a standard is issued or revised and has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time that private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with GAAP and pursuant to the rules and regulations of the SEC.

Development Stage Company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At December 31, 2013, the Company had not generated revenue to date. All activity through the date the financial statements were issued relates to the Company’s formation and the Public Offering. Following the Public Offering, the Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on the assets held in the Trust Account after the Public Offering.

Redeemable Common Stock

As discussed in Note 3, all of the 32,500,000 shares of common stock sold as part of the Public Offering contain a redemption feature which allows for the redemption of shares of common stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its charter provides that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings, or in the absence of retained earnings, by charges against paid-in capital in accordance with ASC 480-10-S99. Accordingly, at December 31, 2013, 30,843,261 Public Shares are classified outside of permanent equity at its redemption value.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants held by the Sponsor (see Note 4), as calculated using the treasury stock method. At December 31, 2013, the Company had outstanding warrants to purchase 23,750,000 shares of common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted income (loss) per share of common stock because their inclusion would have been anti-dilutive. As a result, dilutive income (loss) per share of common stock is equal to basic income (loss) per share of common share.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

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

There were no unrecognized tax benefits as of December 31, 2013. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

Offering Costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders' equity upon the completion of the Public Offering. Accordingly, at December 31, 2013, offering costs totaling approximately $550,301 (in addition to $5,750,000 in upfront and $12,125,000 in deferred underwriters fees) have been charged to stockholders’ equity.

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

3.	Public Offering

Public Units

On July 30, 2013, the Company sold 32,500,000 units at a price of $10.00 per unit in the Public Offering (which included 2,500,000 units to cover the partial exercise of the underwriters’ over-allotment option). Each unit consists of one share of the Company’s common stock, $0.0001 par value, and one warrant to purchase one-half of one share of common stock of the Company (the “Public Warrants”). Under the terms of a warrant agreement relating to the Public Warrants (the “Warrant Agreement”), the Company has agreed to use its best efforts to file a new registration statement under the Securities Act covering the exercise of the Public Warrants following the completion of the Company’s Business Combination.

Public Warrant Terms and Conditions

Exercise Conditions — Each Public Warrant entitles the holder to purchase one-half of one share of common stock at a price of $5.75. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Public Offering. However, if the Company does not complete a Business Combination on or prior to the 21-month (or 24-month) period allotted to complete the Business Combination, the Public Warrants will expire worthless at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Public Warrants during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement.

Registration Risk — In accordance with the Warrant Agreement, the Company will be required to use its best efforts to maintain the effectiveness of a registration statement relating to common stock which would be issued upon exercise of the Public Warrants. The Company will not be obligated to deliver any shares of common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of common stock underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue shares of common stock upon exercise of a warrant unless common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. Additionally, in the event that a registration is not effective at the time of exercise, the holders of such Public Warrants shall not be entitled to exercise such Public Warrants (except on a cashless basis under certain circumstances) and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle or cash settle the Public Warrants. Consequently, the Public Warrants may expire unexercised, unredeemed and worthless, and an investor in the Public Offering may effectively pay the full unit price solely for the shares of common stock included in the Public Units.

Accounting — Because the Company is not required to net cash settle the Public Warrants, the Public Warrants will be recorded at fair value and classified within stockholders’ equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC 815-40.

Underwriting Agreement — The Company paid an upfront underwriting discount of $0.20 per unit up to a maximum of $5,750,000 (effectively $0.177 per unit sold) in the aggregate to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) equal to the difference between (a) the product of the number of shares of common stock sold as part of the units and $0.55 and (b) the upfront underwriting discounts paid at the closing of $5,750,000, or a total Deferred Discount of $12,125,000 (effectively $.373 per unit sold). The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount.

4.	Related Party Transactions

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

The Founder Shares are identical to the common stock included in the Units sold in the Public Offering, except that the Founder Shares are subject to certain transfer restrictions. The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s Business Combination, or earlier if, subsequent to the Company’s Business Combination, the last sales price of the Company’s common stock (i) equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Company’s Business Combination, in which case fifty percent (50%) of the Founder Shares will be transferable, assignable or salable or (ii) equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Company’s Business Combination in which case the remaining fifty percent (50%) of the Founder Shares will be transferable, assignable or salable or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock Up Period”).

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

In addition, a portion of the Founder Shares in an amount equal to 25% of the Founders Shares, or 5% of the Company’s issued and outstanding shares after the Public Offering and the partial exercise of the underwriters’ over-allotment option (the “Founder Earnout Shares”), will be subject to forfeiture by the Company’s initial stockholders. The number of Founder Earnout Shares is 2,031,250. The Founder Earnout Shares are subject to forfeiture as follows:

•	Half of the Founder Earnout Shares will be subject to forfeiture by the Company’s initial stockholders on the fifth anniversary of the completion of the Company’s Business Combination unless following the Business Combination the last sales price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property which equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like); and

•	Half of the Founder Earnout Shares will be subject to forfeiture by the Company’s initial stockholders on the fifth anniversary of the completion of the Company’s initial business combination unless following the Company’s initial business combination the last sales price of the Company’s common stock equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property which equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

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

Liquidation — The initial stockholders and their permitted transferees have agreed to waive their redemption rights with respect to the Founder Shares and any Public Shares that they may own if the Company fails to complete a Business Combination within the prescribed time frame.

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

The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Business Combination, and they will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants included in the Units sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants being sold as part of the Units in the Public Offering and have no net cash settlement provisions.

If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Private Placement Warrants will expire worthless.

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

5.	Other Related Party Transactions

Administrative Services

The Company has agreed to pay Mr. Graf, or an entity owned and controlled by him, a monthly consulting fee of $15,000 plus, in the event that Mr. Graf is no longer receiving medical insurance from an employer, an additional amount per month to reimburse Mr. Graf for the purchase of such insurance, for services prior to the completion of a Business Combination (regardless of the amount of services provided), including preparation of the Company’s financial statements, SEC filings, financial due diligence of targets for a Business Combination and negotiations of an agreement for a Business Combination. The Company has incurred approximately $75,000 under this agreement for the period ended December 31, 2013. Additionally, the Company will reimburse the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team by the Sponsor, members of the Sponsor, and the Company’s management team or their affiliates in an amount not to exceed $10,000 per month in the event such space and/or services are utilized and the Company does not pay a third party directly for such services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has incurred $0 under this agreement for the period ended December 31, 2013.

Note Payable

Prior to the closing of the Public Offering, the Sponsor agreed to loan the Company up to $200,000 to be used for a portion of the expenses of the Public Offering. In May 2013, the Sponsor advanced an aggregate of $100,000 to the Company under an unsecured promissory note (the “Note”). These loans were non-interest bearing, unsecured and were due at the closing of the Public Offering. $57,873 in additional advances were made by the Sponsor to the Company in July 2013, and the total aggregate loan of $157,873 was repaid upon the closing of the Public Offering out of the $750,000 of offering proceeds that was allocated to the payment of offering expenses.

6.	Fair Value Measurements

The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of ASC 820 did not have an impact on the Company’s financial position or results of operations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2013, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments and cash held in Trust Account	$325,013,723	$325,013,723	$-	$-

United States Treasury Securities: The Company used Level 1 inputs to value the U.S. Treasury securities in the Trust Account for disclosure purposes.

7.	Income Taxes

Components of the Company’s deferred tax assets at December 31, 2013 are as follows:

Net operating loss carryforwards	$30,000
Amortizable start-up costs	193,665
223,665
Valuation allowance	(223,665)
$-

The Company established a valuation allowance of approximately $224,000 as of December 31, 2013, which fully offsets the deferred tax asset of approximately $224,000.  The deferred tax asset results from applying an effective combined federal and state tax rate of 40% to start-up costs of approximately $484,000 and net operating losses of approximately $75,000. The Company’s net operating losses will expire beginning in 2031.  Effective tax rates differ from statutory rates due to timing differences in the deductibility of expenses and the establishment of the valuation allowance.

8.	Stockholder’s Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. On June 18, 2013, our initial stockholders returned to the Company, on a pro rata basis, an aggregate of 2,812,500 shares of the Company’s common stock, which were cancelled by the Company, so that the initial stockholders held in the aggregate 7,187,500 shares of the Company’s common stock. On July 22, 2013, in connection with the increase of the size of the Public Offering, we effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in our initial stockholders holding an aggregate of 8,625,000 shares of our common stock. Each of our independent directors thereafter transferred 6,650 shares to our Sponsor and 350 shares to Mr. Miller.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2013, there were no shares of preferred stock outstanding

