Form 10-Q
period 2014-03-31
Silver Eagle Acquisition Corp.
filed 2014-05-15
CIK 1575988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36025

SILVER EAGLE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	80-0914174
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1450 2nd Street, Suite 247, Santa Monica, California 90401

(310) 276-1219

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

Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No ☐

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

Yes ☑ No ☐

As of May 14, 2014, the registrant had 40,625,000 shares of its common stock, par value $0.0001 per share, outstanding.

SILVER EAGLE ACQUISITION CORP.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILVER EAGLE ACQUISITION CORP.

(A Corporation in the Development Stage)

Condensed Interim Balance Sheets

(unaudited)

	March 31, 2014 (unaudited)	December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$537,829	$805,924

Cash equivalents held in Trust Account	325,021,738	325,013,723
Total Assets	$325,559,567	$325,819,647

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$110,210	$79,110
Franchise tax accrual	120,000	75,000
Accrued offering costs	107,920	107,920
Total current liabilities	338,130	262,030

Deferred underwriting commission	12,125,000	12,125,000
Total liabilities	12,463,130	12,387,030

Common stock subject to possible redemption; 30,809,643 and 30,843,261 (at redemption value of $10.00) at March 31, 2014 and December 31, 2013, respectively	308,096,430	308,432,610

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 9,815,357 and 9,781,739 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively (excluding shares subject to redemption)(1)	981	978
Additional paid-in capital	4,999,026	4,999,029
Total stockholders’ equity, net	5,000,007	5,000,007
Total liabilities and stockholders’ equity	$325,559,567	$325,819,647

(1) Share amounts have been retroactively restated to reflect the contribution to the Company of 2,812,500 shares by the Company’s Founders on June 18, 2013 and the stock dividend of 1,437,500 shares declared by the Company on July 22, 2013 (see Note 5).

The accompanying notes are an integral part of these condensed financial statements.

SILVER EAGLE ACQUISITION CORP.

(A Corporation in the Development Stage)

Condensed Interim Statements of Operations

(unaudited)

	Three Months Ended March 31, 2014	Period from April 11, 2013 (inception) through March 31, 2014
Revenue	$—	$—
Formation and operating costs	344,202	917,087
Loss from operations	(344,202)	(917,087)
Interest income	8,015	21,738
Loss before provision for income taxes	(336,187)	(895,349)
Provision for income taxes	—	—
Net loss applicable to common stockholders	$(336,187)	$(895,349)

Weighted average number of shares of common stock outstanding, basic and diluted (excluding shares subject to possible redemption) (1)	9,782,187	9,249,452

Net loss per share of common stock, basic and diluted	$ (0.03)	$ (0.10)

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

SILVER EAGLE ACQUISITION CORP.

(A Corporation in the Development Stage)

Condensed Interim Statement of Stockholders’ Equity

(unaudited)

For the period from April 11, 2013 (date of inception) to March 31, 2014

				Deficit
				Accumulated
			Additional	During the	Total
	Common Shares		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Sales of common stock to Sponsor and Dennis A. Miller on April 11, 2013 at $0.0025 per share(1)	8,625,000	$863	$24,137	$-	$25,000

Sales of common stock through public offering on July 30, 2013 at $10.00 per unit	32,500,000	3,250	324,996,750		325,000,000

Underwriters’ fees and offering expenses			(18,533,221)		(18,533,221)

Proceeds from private placement of 15,000,000 warrants			7,500,000		7,500,000

Forfeiture of common stock by Sponsor on September 20, 2013	(500,000)	(50)	50		-

Proceeds subject to possible redemption of 30,843,261 shares at December 31, 2013	(30,843,261)	(3,085)	(308,988,687)	559,162	(308,432,610)

Net loss for the period from April 11, 2013 (date of inception) to December 31, 2013				(559,162)	(559,162)

Balances, at December 31, 2013	9,781,739	$978	$4,999,029	$-	$5,000,007

Change in shares subject to possible redemption (unaudited)	33,618	3	(3)	336,187	336,187

Net loss for the thee month period ended March 31, 2014 (unaudited)				(336,187)	(336,187)

Balances, at March 31, 2014 (unaudited)	9,815,357	$981	$4,999,026	$-	$5,000,007

(1) Share amounts have been retroactively restated to reflect the contribution to the Company of 2,812,500 shares by the Company’s initial stockholders on June 18, 2013 and the stock dividend of 1,437,500 shares declared by the Company on July 22, 2013 (see Note 5).

The accompanying notes are an integral part of these condensed financial statements.

SILVER EAGLE ACQUISITION CORP.

(A Corporation in the Development Stage)

Condensed Interim Statements of Cash Flows

(unaudited)

	Three Months Ended March 31, 2014		Period from April 11, 2013 (inception) to March 31, 2014
Cash Flows From Operating Activities:
Net loss		$(336,187)	$(895,349)
Changes in operating assets and liabilities:
Accrued operating expenses and accounts payable		76,107	230,216
Net cash used in operating activities		(260,080)	(665,133)
Cash Flows from Investing Activities:
Principal deposited in Trust Account		-	(325,000,000)
Interest reinvested into Trust Account		(8,015)	(21,738)
Net cash used in investing activities		(8,015)	(325,021,738)
Cash Flows from Financing Activities:
Proceeds from sale of common stock to initial stockholders		-	25,000
Proceeds from unsecured promissory note payable to Sponsor, net		-	157,873
Net proceeds from Public Offering, after payment of upfront underwriting fee		-	319,250,000
Net proceeds from private placement		-	7,500,000
Repayment of Sponsor note		-	(157,873)
Payment of offering costs		-	(550,300)

Net cash provided by financing activities		-	326,224,700
Increase in cash		(268,095)	537,829
Cash at beginning of period		805,924	-
Cash at end of period		$537,829	$537,829
Supplemental Disclosure of Non-Cash Financing Activities:
Accrued offering costs	$		$107,920
Deferred underwriter fee	$		$12,125,000

The accompanying notes are an integral part of these condensed financial statements.

SILVER EAGLE ACQUISITION CORP.

(A Corporation in the Development Stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

Note 1. Interim Financial Information

The accompanying unaudited interim financial statements of Silver Eagle Acquisition Corp. (a corporation in the development stage) (the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2014. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Certain prior period balances have been reclassified in the current period.

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

The Company’s management has broad discretion with respect to the Business Combination. However, there is no assurance that the Company will be able to successfully complete a Business Combination.

Financing

On July 30, 2013, the Company consummated an initial public offering (the “Public Offering”) and a concurrent private placement. Approximately $325,000,000 of the proceeds of the Public Offering and private placement was placed in the Trust Account (defined below). The Sponsor intends to finance a Business Combination in part with proceeds from the Public Offering and the private placement that are held in the Trust Account. See Notes 4 and 5 below.

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

Development Stage Company

The Company complies with the reporting requirements of ASC 915, “Development Stage Entities.” At March 31, 2014, the Company had not commenced any operations nor generated revenue to date. All activity through the date the financial statements were issued relates to the Company’s formation and the Public Offering. Following the Public Offering, the Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on the assets held in the Trust Account after the Public Offering.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants held by the Sponsor (see Note 5), as calculated using the treasury stock method. At March 31, 2014, the Company had outstanding warrants to purchase 23,750,000 shares of common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, dilutive loss per share of common stock is equal to basic loss per share of common stock.

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

There were no unrecognized tax benefits as of March 31, 2014 and December 31, 2013. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2014 and December 31, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

Offering Costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders' equity upon the completion of the Public Offering. Accordingly, at March 31, 2014, offering costs totaling approximately $550,300 (in addition to $5,750,000 in upfront and $12,125,000 in deferred underwriters fees) have been charged to stockholders' equity.

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

Public Warrant Terms and Conditions

Exercise Conditions— Each Public Warrant entitles the holder to purchase one-half of one share of common stock at a price of $5.75. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Proposed Offering. However, if the Company does not complete a Business Combination on or prior to the expiration of the 21-month (or 24-month) period allotted to complete the Business Combination, the Public Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants issued in connection with the 32,500,000 Public Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement.

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

Underwriting Agreement— The Company paid an upfront underwriting discount of $0.20 per unit up to a maximum of $5,750,000 (effectively $0.177 per unit sold) in the aggregate to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) equal to the difference between (a) the product of the number of shares of common stock sold as part of the units and $0.55 and (b) the upfront underwriting discount paid at the closing of $5,750,000, or a total Deferred Discount of $12,125,000 (effectively $0.373 per unit sold). The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount.

Note 5. Related Party Transactions

Founder Shares — On April 16, 2013, the Sponsor and Dennis A. Miller purchased 10,000,000 shares of common stock (the “Founder Shares”) for $25,000, or $0.0025 per share. On June 18, 2013, in connection with the reduction in the size of the Public Offering discussed in Note 4, the Sponsor and Mr. Miller contributed, on a pro rata basis, an aggregate of 2,812,500 shares of the Company’s common stock to the Company at no cost for cancellation, resulting in the Sponsor and Mr. Miller owning an aggregate of 7,187,500 shares of the Company’s common stock. On July 10, 2013, the Sponsor and Mr. Miller transferred 35,000 Founder Shares on a pro rata basis to each of James M. McNamara and Ernest Del, each of whom paid a purchase price of $175 for their respective shares (at the same per-share purchase price initially paid by the Sponsor and Mr. Miller) and agreed to serve on the Company’s board of directors upon the closing of the Public Offering. On July 22, 2013, in connection with the increase of the size of the Public Offering discussed above, the Company effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in the Company’s initial stockholders holding an aggregate of 8,625,000 shares of the Company’s common stock. Each of the Company’s independent directors thereafter transferred at no cost 6,650 shares to the Sponsor and 350 shares to Mr. Miller.

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

Liquidation — Although the initial stockholders and their permitted transferees have agreed to waive their rights to liquidating distributions with respect to the Founder Shares if the Company fails to complete a Business Combination within the prescribed time frame, they will be entitled to receive liquidating distributions with respect to any Public Shares they may own.

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

Note 6. Other Related Party Transactions

Administrative Services

The Company has agreed to pay Mr. Graf, or an entity owned and controlled by him, a monthly consulting fee of $15,000 plus, in the event that Mr. Graf is no longer receiving medical insurance from an employer, an additional amount per month to reimburse Mr. Graf for the purchase of such insurance, for services prior to the completion of a Business Combination (regardless of the amount of services provided), including preparation of the Company’s financial statements, SEC filings, financial due diligence of targets for a Business Combination and negotiations of an agreement for a Business Combination. The Company has incurred approximately $45,000 under this agreement for the three month period ended March 31, 2014 and $120,000 under this agreement since inception. Additionally, the Company will reimburse the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team by the Sponsor, members of the Sponsor, and the Company’s management team or their affiliates in an amount not to exceed $10,000 per month in the event such space and/or services are utilized and the Company does not pay a third party directly for such services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has incurred $ nil under this agreement for the period ended March 31, 2014.

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

As of March 31, 2014 and December 31, 2013, investment securities in the Company’s Trust Account consist of $325,021,738 and $325,013,723, respectively, in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations

Note 8. Fair Value Measurements

The Company complies with ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of ASC 820 did not have an impact on the Company’s financial position or results of operations.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability:

Description	March 31, 2014 (unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Restricted cash equivalents held in Trust Account	$325,021,738	$325,021,738	$-	$-

Description	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Restricted cash equivalents held in Trust Account	$325,013,723	$325,013,723	$-	$-

Note 9. Stockholders’ Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. On June 18, 2013, our initial stockholders returned to the Company, on a pro rata basis, an aggregate of 2,812,500 shares of the Company’s common stock, which were cancelled by the Company, so that the initial stockholders held in the aggregate 7,187,500 shares of the Company’s common stock. On July 22, 2013, in connection with the increase of the size of the Public Offering, the Company effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in the Company’s initial stockholders holding an aggregate of 8,625,000 shares of the Company’s common stock. Each of the Company’s independent directors thereafter transferred 6,650 shares to our Sponsor and 350 shares to Mr. Miller.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2014 and December 31, 2013, there were no shares of preferred stock outstanding

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us” or the “Company” refer to Silver Eagle Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Global Eagle Acquisition LLC, a Delaware limited liability company. The following discussion and analysis should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2014. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 27, 2014 and in the section entitled “Cautionary Note Regarding Forward-Looking Statements” below.

Cautionary Note Regarding Forward-Looking Statements

The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 27, 2014. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Results of Operations

Through March 31, 2014, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account.

For the three month period ended March 31, 2014, we had a net loss of $336,187. For the period from April 11, 2013 (inception) through March 31, 2014, we had a net loss of $895,349 and incurred and accrued costs of approximately $6,400,000 with regard to the Company’s Public Offering, excluding the deferred underwriting commission of $12,125,000.

We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business within the required 21 months (or 24 months, as applicable) from July 30, 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had cash outside the Trust Account of $537,829. Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of shares of our common stock (“Founder Shares”) by the Sponsor and Dennis A. Miller, and a series of advances made by the Sponsor under an unsecured promissory note (the “Note”).

On July 30, 2013, we consummated the Public Offering of 32,500,000 units at a price of $10.00 per unit. Simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 15,000,000 warrants, each exercisable to purchase one-half of one share of our common stock at $5.75 per half share ($11.50 per whole share), to the Sponsor and Dennis A. Miller, at a price of $0.50 per warrant, generating gross proceeds, before expenses, of $7,500,000. We received net proceeds from the Public Offering and the sale of the Private Placement Warrants of approximately $326,000,000, net of the non-deferred portion of the underwriting commissions of $5,750,000 and offering costs and other related expenses of approximately $750,000. For a description of the proceeds generated in the Public Offering and a discussion of the use of such proceeds, we refer you to Note 4 of the unaudited condensed interim financial statements included in Part I, Item 1 of this Report.

As of March 31, 2014, $325,021,738 was held in the Trust Account (including $12,125,000 of deferred underwriting discounts and commissions and $7,500,000 from the sale of the Private Placement Warrants), and we had cash outside of trust of $537,829 and approximately $110,210 in accounts payable and accrued operating expenses, excluding accrued franchise tax payable. Through March 31, 2014, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a Business Combination.

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

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay James A. Graf, or an entity owned and controlled by him, a monthly consulting fee of $15,000 plus, in the event that Mr. Graf is no longer receiving medical insurance from an employer, an additional amount per month to reimburse Mr. Graf for the purchase of such insurance, for services prior to the completion of a Business Combination (regardless of the amount of services provided), including preparation of the Company’s financial statements, SEC filings, financial due diligence of targets for a Business Combination and negotiations of an agreement for a Business Combination. We began incurring fees to Mr. Graf on July 30, 2013 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the Company’s liquidation. Additionally, the Company will reimburse our Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team by the Sponsor, members of the Sponsor, and the Company’s management team or their affiliates in an amount not to exceed $10,000 per month in the event such space and/or services are utilized and the Company does not pay a third party directly for such services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Trust Account

A total of $325,000,000, including approximately $305,375,000 of the net proceeds from the Public Offering, $7,500,000 from the sale of the Private Placement Warrants and $12,125,000 of deferred underwriting discounts and commissions, was placed in the Trust Account with Continental Stock Transfer & Trust Company serving as trustee. The trust proceeds are invested in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of March 31, 2014, the balance in the Trust Account was $325,021,738, which includes $21,738 of interest earned since the inception of the Trust Account.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a blank check company incorporated on April 11, 2013 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We were considered in the development stage at March 31, 2014 and had not yet commenced any operations. All activity through March 31, 2014 relates to our formation and our Public Offering. We did not have any financial instruments that were exposed to market risks at March 31, 2014.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 27, 2014. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 27, 2014, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

The units in the public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $325,000,000. Deutsche Bank Securities Inc. acted as underwriter. The securities sold in the offering were registered under the Securities Act of 1933, as amended (the “Securities Act”) on a registration statement on Form S-1 (No. 333-189498). The SEC declared the registration statement effective on July 25, 2013.

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

We also consummated the simultaneous private sale of 15,000,000 Private Placement Warrants to our Sponsor and Dennis A. Miller at a price of $0.50 per warrant (for aggregate proceeds of $7,500,000). The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Business Combination, and they will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants and have no net cash settlement provisions. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $12,125,000 in underwriting discounts and commissions, which amount will be payable if the Business Combination is consummated) and the estimated offering expenses, the total net proceeds from our Public Offering and the private placement of Private Placement Warrants was approximately $326,000,000, of which $325,000,000 (or approximately $10.00 per unit sold in the Public Offering) was placed in the Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Document Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER EAGLE ACQUISITION CORP.

Date: May 15, 2014

/s/ Harry E. Sloan
Name: Harry E. Sloan
Title: Chairman and Chief Executive Officer (principal executive officer)

/s/ James A. Graf
Name: James A. Graf
Title: Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial officer)