Form 10-Q
period 2014-06-30
Silver Eagle Acquisition Corp.
filed 2014-08-14
CIK 1575988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☑ No ☐

As of August 13, 2014, the registrant had 40,625,000 shares of its common stock, par value $0.0001 per share, outstanding.

SILVER EAGLE ACQUISITION CORP.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILVER EAGLE ACQUISITION CORP.

(A Corporation in the Development Stage)

Condensed Interim Balance Sheets

(unaudited)

	June 30, 2014 (unaudited)	December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$224,183	$805,924

Cash equivalents held in Trust Account	324,840,868	325,013,723
Total Assets	$325,065,051	$325,819,647

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$160,211	$79,110
Franchise tax accrual	26,137	75,000
Accrued offering costs	107,920	107,920
Total current liabilities	294,268	262,030

Deferred underwriting commission	12,125,000	12,125,000
Total liabilities	12,419,268	12,387,030

Common stock subject to possible redemption; 30,764,578 and 30,843,261 (at redemption value of $10.00) at June 30, 2014 and December 31, 2013, respectively	307,645,776	308,432,610

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 9,860,422 and 9,781,739 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively (excluding shares subject to redemption)(1)	986	978
Additional paid-in capital	6,345,023	5,558,191
Deficit accumulated during the development stage	(1,346,002)	(559,162)
Total stockholders’ equity, net	5,000,007	5,000,007
Total liabilities and stockholders’ equity	$325,065,051	$325,819,647

(1) Share amounts have been retroactively restated to reflect the contribution to the Company of 2,812,500 shares by the Company’s Founders on June 18, 2013 and the stock dividend of 1,437,500 shares declared by the Company on July 22, 2013 (see Note 5).

The accompanying notes are an integral part of these condensed financial statements.

SILVER EAGLE ACQUISITION CORP.

(A Corporation in the Development Stage)

Condensed Interim Statements of Operations

(unaudited)

	Three Months Ended June 30, 2014	Period from April 11, 2013 (inception) to June 30, 2013	Six Months Ended June 30, 2014	Period from April 11, 2013 (inception) through June 30, 2014
Revenue	$—	$—	$—	$—
Formation and operating costs	458,754	8,000	802,955	1,375,841
Loss from operations	(458,754)	(8,000)	(802,955)	(1,375,841)
Interest income	8,101	0	16,115	29,839
Loss before provision for income taxes	(450,653)	(8,000)	(786,840)	(1,346,002)
Provision for income taxes	—	—	—	—
Net loss applicable to common stockholders	$(450,653)	$(8,000)	$(786,840)	$(1,346,002)

Weighted average number of shares of common stock outstanding, basic and diluted (excluding shares subject to possible redemption) (1)	9,815,852	8,125,000	9,799,076	9,365,018

Net loss per share of common stock, basic and diluted	$(0.05)	$(0.00)	$(0.08)	$(0.14)

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

SILVER EAGLE ACQUISITION CORP.

(A Corporation in the Development Stage)

Condensed Interim Statement of Stockholders’ Equity

(unaudited)

For the period from April 11, 2013 (date of inception) to June 30, 2014

				Deficit
				Accumulated
			Additional	During the	Total
	Common Shares		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Sales of common stock to Sponsor and Dennis A. Miller on April 11, 2013 at $0.0025 per share(1)	8,625,000	$863	$24,137	$-	$25,000

Sales of common stock through public offering on July 30, 2013 at $10.00 per unit	32,500,000	3,250	324,996,750		325,000,000

Underwriters’ fees and offering expenses			(18,533,221)		(18,533,221)

Proceeds from private placement of 15,000,000 warrants			7,500,000		7,500,000

Forfeiture of common stock by Sponsor on July 30, 2013	(500,000)	(50)	50		-

Proceeds subject to possible redemption of 30,843,261 shares at December 31, 2013	(30,843,261)	(3,085)	(308,429,525)		(308,432,610)

Net loss for the period from April 11, 2013 (date of inception) to December 31, 2013				(559,162)	(559,162)

Balances, at December 31, 2013	9,781,739	$978	$5,558,191	$(559,162)	$5,000,007

Change in shares subject to possible redemption (unaudited)	78,683	8	786,832		786,840

Net loss for the three month period ended June 30, 2014 (unaudited)				(786,840)	(786,840)

Balances, at June 30, 2014 (unaudited)	9,860,422	$986	$6,345,023	$(1,346,002)	$5,000,007

(1) Share amounts have been retroactively restated to reflect the contribution to the Company of 2,812,500 shares by the Company’s initial stockholders on June 18, 2013 and the stock dividend of 1,437,500 shares declared by the Company on July 22, 2013 (see Note 5).

The accompanying notes are an integral part of these condensed financial statements.

SILVER EAGLE ACQUISITION CORP.

(A Corporation in the Development Stage)

Condensed Interim Statements of Cash Flows

(unaudited)

	Six Months Ended June 30, 2014	Period from April 11, 2013 (inception) to June 30, 2013	Period from April 11, 2013 (inception) to June 30, 2014
Cash Flows From Operating Activities:
Net loss	$(786,840)	$(8,000)	$(1,346,002)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	32,244	8,000	186,354
Net cash used in operating activities	(754,596)	-	(1,159,648)
Cash Flows from Investing Activities:
Principal deposited in Trust Account	-	-	(325,000,000)
Interest reinvested into Trust Account	(16,115)	-	(29,839)
Withdrawal of Trust Account funds for payment of Delaware franchise tax	188,970	-	188,970
Net cash used in investing activities	172,855	-	(324,840,869)
Cash Flows from Financing Activities:
Proceeds from sale of common stock to initial stockholders	-	25,000	25,000
Proceeds from unsecured promissory note payable to Sponsor, net	-	100,000	157,873
Net proceeds from Public Offering, after payment of upfront underwriting fee	-	-	319,250,000
Net proceeds from private placement	-	-	7,500,000
Repayment of Sponsor note	-	-	(157,873)
Payment of offering costs	-	(99,715)	(550,300)

Net cash provided by financing activities	-	25,285	326,224,700
Increase in cash	(581,741)	25,285	224,183
Cash at beginning of period	805,924	-	-
Cash at end of period	$224,183	25,285	$224,183
Supplemental Disclosure of Non-Cash Financing Activities:
Accrued offering costs	$-	$135,927	$107,920
Deferred underwriter fee	$-	-	12,125,000

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

Financing

On July 30, 2013, the Company consummated an initial public offering (the “Public Offering”) and a concurrent private placement. Approximately $325,000,000 of the proceeds of the Public Offering and private placement was placed in the Trust Account (defined below). The Company intends to finance a Business Combination in part with proceeds from the Public Offering and the private placement that are held in the Trust Account. See Notes 4 and 5 below.

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

Reclass of Prior Period Amounts

While preparing its financial statements for the six months ended June 30, 2014, the Company identified and corrected an error related to the accounting for the Company’s changes in amounts subject to possible redemption for the year ended December 31, 2013. The Company determined that its changes in amounts subject to possible redemption should have been accounted for as an adjustment to additional paid-in capital instead of as an adjustment to accumulated deficit. There was no change in previously reported total assets, total liabilities, common stock subject to possible redemption or net loss attributable to common shares for any of the periods. The accompanying condensed financial statements have been revised to reflect a balance in accumulated deficit with a corresponding increase of additional paid-in capital as of December 31, 2013. In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), the Company has evaluated these errors and, based on an analysis of quantitative and qualitative factors, has determined that they were not material to each of the prior reporting periods affected and no amendments of previously filed 10-Q or 10-K reports with the SEC are required.

Note 3. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with GAAP and pursuant to the rules and regulations of the SEC.

Development Stage Company

The Company complies with the reporting requirements of ASC 915, “Development Stage Entities.” At June 30, 2014, the Company had not commenced any operations nor generated revenue to date. The Company’s activities through the date the financial statements were issued consist of organizational activities, activities relating to the Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. Following the Public Offering, the Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on the assets held in the Trust Account after the Public Offering.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants held by the Sponsor (see Note 5), as calculated using the treasury stock method. At June 30, 2014, the Company had outstanding warrants to purchase 23,750,000 shares of common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, dilutive loss per share of common stock is equal to basic loss per share of common stock.

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

There were no unrecognized tax benefits as of June 30, 2014 and December 31, 2013. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2014 and December 31, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

Offering Costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders' equity upon the completion of the Public Offering. Accordingly, at June 30, 2014, offering costs totaling approximately $550,300 (in addition to $5,750,000 in upfront and $12,125,000 in deferred underwriters fees) have been charged to stockholders' equity.

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

Public Warrant Terms and Conditions

Exercise Conditions— Each Public Warrant entitles the holder to purchase one-half of one share of common stock at a price of $5.75 per half share ($11.50 per whole share). No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Public Offering. However, if the Company does not complete a Business Combination on or prior to the expiration of the 21-month (or 24-month) period allotted to complete the Business Combination, the Public Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Public Warrants during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement.

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

Note 5. Related Party Transactions

Founder Shares — On April 16, 2013, the Sponsor and Dennis A. Miller purchased 10,000,000 shares of common stock (the “Founder Shares”) for $25,000, or $0.0025 per share. On June 18, 2013, in connection with the reduction in the size of the Public Offering discussed in Note 4, the Sponsor and Mr. Miller contributed, on a pro rata basis, an aggregate of 2,812,500 shares of the Company’s common stock to the Company at no cost for cancellation, resulting in the Sponsor and Mr. Miller owning an aggregate of 7,187,500 shares of the Company’s common stock. On July 10, 2013, the Sponsor and Mr. Miller transferred 35,000 Founder Shares on a pro rata basis to each of James M. McNamara and Ernest Del, each of whom paid a purchase price of $87.50 for their respective shares (at the same per-share purchase price initially paid by the Sponsor and Mr. Miller) and agreed to serve on the Company’s board of directors upon the closing of the Public Offering. On July 22, 2013, in connection with the increase of the size of the Public Offering discussed above, the Company effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in the Company’s initial stockholders holding an aggregate of 8,625,000 shares of the Company’s common stock. Each of the Company’s independent directors thereafter transferred at no cost 6,650 shares to the Sponsor and 350 shares to Mr. Miller.

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

Private Placement Warrants

On July 30, 2013, the Sponsor and Dennis A. Miller purchased from the Company an aggregate of 15,000,000 Warrants at a price of $0.50 per Warrant (a purchase price of $7.5 million), in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one-half of one share of common stock at $5.75 per half share ($11.50 per whole share). The purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account pending completion of the Company’s Business Combination. The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Business Combination and they will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants and have no net cash settlement provisions.

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

Note 6. Other Related Party Transactions

Administrative Services

The Company has agreed to pay Mr. Graf, or an entity owned and controlled by him, a monthly consulting fee of $15,000 plus, in the event that Mr. Graf is no longer receiving medical insurance from an employer, an additional amount per month to reimburse Mr. Graf for the purchase of such insurance, for services prior to the completion of a Business Combination (regardless of the amount of services provided), including preparation of the Company’s financial statements, SEC filings, financial due diligence of targets for a Business Combination and negotiations of an agreement for a Business Combination. The Company has incurred approximately $45,000 under this agreement for the three month period ended June 30, 2014 and approximately $165,000 under this agreement since inception. Additionally, the Company will reimburse the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team by the Sponsor, members of the Sponsor, and the Company’s management team or their affiliates in an amount not to exceed $10,000 per month in the event such space and/or services are utilized and the Company does not pay a third party directly for such services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has incurred $ nil under this agreement for the period ended June 30, 2014.

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

As of June 30, 2014 and December 31, 2013, investment securities in the Company’s Trust Account consist of $324,840,868 and $325,013,723, respectively, in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability:

Description	June 30, 2014 (unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Restricted cash equivalents held in Trust Account	$324,840,868	$324,840,868	$-	$-

Description	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Restricted cash equivalents held in Trust Account	$325,013,723	$325,013,723	$-	$-

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

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2014 and December 31, 2013, there were no shares of preferred stock outstanding.

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

Results of Operations

Through June 30, 2014, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account.

For the three month period ended June 30, 2014, we had a net loss of $450,653. For the period from April 11, 2013 (inception) through June 30, 2014, we had a net loss of $1,346,002 and incurred and accrued costs of approximately $6,400,000 with regard to the Company’s Public Offering, excluding the deferred underwriting commission of $12,125,000.

We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business within the required 21 months (or 24 months, as applicable) from July 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had cash outside the Trust Account of $224,183. Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of shares of our common stock (“Founder Shares”) by the Sponsor and Dennis A. Miller, and a series of advances made by the Sponsor under an unsecured promissory note (the “Note”).

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

As of June 30, 2014, $324,840,868 was held in the Trust Account (including $12,125,000 of deferred underwriting discounts and commissions and $7,500,000 from the sale of the Private Placement Warrants), and we had cash outside of trust of $224,183 and approximately $186,000 in accounts payable and accrued operating expenses, excluding accrued franchise tax payable. Through June 30, 2014, the Company has withdrawn a total of $188,970 from the Trust Account for payment of Deleware franchise taxes. No other withdrawals from the Trust Account have made or are permitted. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a Business Combination.

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

Trust Account

A total of $325,000,000, including approximately $305,375,000 of the net proceeds from the Public Offering, $7,500,000 from the sale of the Private Placement Warrants and $12,125,000 of deferred underwriting discounts and commissions, was placed in the Trust Account with Continental Stock Transfer & Trust Company serving as trustee. The trust proceeds are invested in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of June 30, 2014, the balance in the Trust Account was $324,840,868, which includes $29,839 of interest earned since the inception of the Trust Account. In May 2014, the Company withdrew a total of $188,970 from the Trust Account for payment of Delaware franchise taxes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a blank check company incorporated on April 11, 2013 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We were considered in the development stage at June 30, 2014 and had not yet commenced any operations. All activity through June 30, 2014 relates to our formation and our Public Offering. We did not have any financial instruments that were exposed to market risks at June 30, 2014.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Date: August 14, 2014

/s/ Harry E. Sloan
Name: Harry E. Sloan
Title: Chairman and Chief Executive Officer (principal executive officer)

/s/ James A. Graf
Name: James A. Graf
Title: Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial officer)

