Form 10-Q
period 2014-09-30
Silver Eagle Acquisition Corp.
filed 2014-11-14
CIK 1575988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

or

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

Yes ☒             No ☐

As of November 12, 2014, the registrant had 40,625,000 shares of its common stock, par value $0.0001 per share, outstanding.

SILVER EAGLE ACQUISITION CORP.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILVER EAGLE ACQUISITION CORP.

(A Corporation in the Development Stage)

Condensed Interim Balance Sheets

(unaudited)

	September 30, 2014 (unaudited)	December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$19,997	$805,924

Cash equivalents held in Trust Account	324,849,061	325,013,723
Total Assets	$324,869,058	$325,819,647

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$319,211	$79,110
Franchise tax accrual	71,137	75,000
Accrued offering costs	107,920	107,920
Total current liabilities	498,268	262,030

Deferred underwriting commission	12,125,000	12,125,000
Total liabilities	12,623,268	12,387,030

Common stock subject to possible redemption; 30,724,578 and 30,843,261 (at redemption value of $10.00) at September 30, 2014 and December 31, 2013, respectively	307,245,783	308,432,610

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 9,900,422 and 9,781,739 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively (excluding shares subject to redemption)(1)	990	978
Additional paid-in capital	6,745,012	5,558,191
Deficit accumulated during the development stage	(1,745,995)	(559,162)
Total stockholders’ equity, net	5,000,007	5,000,007
Total liabilities and stockholders’ equity	$325,869,058	$325,819,647

(1) Share amounts have been retroactively restated to reflect the contribution to the Company of 2,812,500 shares by the Company’s Founders on June 18, 2013 and the stock dividend of 1,437,500 shares declared by the Company on July 22, 2013 (see Note 5).

The accompanying notes are an integral part of these condensed financial statements.

SILVER EAGLE ACQUISITION CORP.

(A Corporation in the Development Stage)

Condensed Interim Statements of Operations

 (unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Period from April 11, 2013 (inception) through September 30, 2013	Period from April 11, 2013 (inception) through September 30, 2014
Revenue	$—	$—	$—	$—	$—
Formation and operating costs	408,186	192,599	1,211,141	200,599	1,784,025
Loss from operations	(408,186)	(192,599)	(1,211,141)	(200,599)	(1,784,025)
Interest income	8,192	4,824	24,308	4,824	38,030
Loss before provision for income taxes	(399,994)	(187,775)	(1,186,833)	(195,775)	(1,745,995)
Provision for income taxes	—	—	—	—	—
Net loss applicable to common stockholders	$(399,994)	$(187,775)	$(1,186,833)	$(195,775)	$(1,745,995)

Weighted average number of shares of common stock outstanding, basic and diluted (excluding shares subject to possible redemption) (1)	9,860,857	9,222,035	9,819,896	8,708,394	9,449,808

Net loss per share of common stock, basic and diluted	$(0.04)	$(0.02)	$(0.12)	$(0.02)	$(0.18)

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

SILVER EAGLE ACQUISITION CORP.

(A Corporation in the Development Stage)

Condensed Interim Statement of Stockholders’ Equity

(unaudited)

For the period from April 11, 2013 (date of inception) to September 30, 2014

				Deficit
				Accumulated
			Additional	During the	Total
	Common Shares		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Sales of common stock to Sponsor and Dennis A. Miller on April 11, 2013 at $0.0025 per share(1)	8,625,000	$863	$24,137	$-	$25,000

Sales of common stock through public offering on July 30, 2013 at $10.00 per unit	32,500,000	3,250	324,996,750		325,000,000

Underwriters’ fees and offering expenses			(18,533,221)		(18,533,221)

Proceeds from private placement of 15,000,000 warrants			7,500,000		7,500,000

Forfeiture of common stock by Sponsor on July 30, 2013	(500,000)	(50)	50		-

Proceeds subject to possible redemption of 30,843,261 shares at December 31, 2013	(30,843,261)	(3,085)	(308,429,525)		(308,432,610)

Net loss for the period from April 11, 2013 (date of inception) to December 31, 2013				(559,162)	(559,162)

Balances, at December 31, 2013	9,781,739	$978	$5,558,191	$(559,162)	$5,000,007

Change in shares subject to possible redemption (unaudited)	118,683	12	1,186,821	-	1,186,833

Net loss for the three month period ended September 30, 2014 (unaudited)				(1,186,833)	(1,186,833)

Balances, at September 30, 2014 (unaudited)	9,900,422	$990	$6,745,012	$(1,745,995)	$5,000,007

(1) Share amounts have been retroactively restated to reflect the contribution to the Company of 2,812,500 shares by the Company’s initial stockholders on June 18, 2013 and the stock dividend of 1,437,500 shares declared by the Company on July 22, 2013 (see Note 5).

The accompanying notes are an integral part of these condensed financial statements.

SILVER EAGLE ACQUISITION CORP.

(A Corporation in the Development Stage)

Condensed Interim Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30, 2014	Period from April 11, 2013 (inception) to September 30, 2013	Period from April 11, 2013 (inception) to September 30, 2014
Cash Flows From Operating Activities:
Net loss	$(1,186,833)	$(195,775)	$(1,745,995)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	236,244	57,792	390,353
Net cash used in operating activities	(950,589)	(137,983)	(1,355,642)
Cash Flows from Investing Activities:
Principal deposited in Trust Account	-	(325,000,000)	(325,000,000)
Interest reinvested into Trust Account	(24,307)	(4,824)	(38,031)
Withdrawal of Trust Account funds for payment of Delaware franchise tax	188,970	-	188,970
Net cash used in investing activities	164,663	(325,004,824)	(324,849,061)
Cash Flows from Financing Activities:
Proceeds from sale of common stock to initial stockholders	-	25,000	25,000
Proceeds from unsecured promissory note payable to Sponsor, net	-	157,873	157,873
Net proceeds from Public Offering, after payment of upfront underwriting fee	-	319,250,000	319,250,000
Net proceeds from private placement	-	7,500,000	7,500,000
Repayment of Sponsor note	-	(157,873)	(157,873)
Payment of offering costs	-	(550,300)	(550,300)
Net cash provided by financing activities	-	326,224,700	326,224,700
Increase in cash	(785,927)	1,081,893	19,997
Cash at beginning of period	805,924	-	-
Cash at end of period	$19,997	1,081,893	$19,997
Supplemental Disclosure of Non-Cash Financing Activities:
Accrued offering costs	$-	$107,920	$107,920
Deferred underwriter fee	$-	12,125,000	12,125,000

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

Business Purpose

The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more operating businesses or assets that the Company has not yet identified (“Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage as defined in Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies.

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes, if any, and a one-time release of amounts necessary to pay Delaware franchise taxes for 2013 on a timely basis, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the Units sold in the Public Offering if the Company is unable to complete a Business Combination within 21 months from the closing of the Public Offering, or 24 months from the closing of the Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination within 21 months from the closing of the Public Offering but has not completed the Business Combination within such 21-month period (subject to the requirements of law).

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

Regardless of whether the Company holds a stockholder vote or a tender offer in connection with a Business Combination, the Company’s public stockholders will have the right to redeem their shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable. As a result, such shares of common stock are recorded at conversion/tender value and classified as temporary equity upon the completion of the Public Offering, in accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity.”

Going Concern Consideration

If the Company does not complete a Business Combination within 21 months from the closing of the Public Offering, or 24 months from the closing of the Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination within 21 months from the closing of the Public Offering but has not completed the Business Combination within such 21-month period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest but net of franchise and income taxes payable (less up to $100,000 of such net interest which may be distributed to the Company to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the warrants contained in the units sold in the Public Offering discussed in Note 4).

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Development Stage Company

The Company complies with the reporting requirements of ASC 915, “Development Stage Entities.” At September 30, 2014, the Company had not commenced any operations nor generated revenue to date. The Company’s activities through the date the financial statements were issued consist of organizational activities, activities relating to the Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. Following the Public Offering, the Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on the assets held in the Trust Account after the Public Offering.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants held by the Sponsor (see Note 5), as calculated using the treasury stock method. At September 30, 2014, the Company had outstanding warrants to purchase 23,750,000 shares of common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, dilutive loss per share of common stock is equal to basic loss per share of common stock.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of September 30, 2014 and December 31, 2013. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2014 and December 31, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

Offering Costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders' equity upon the completion of the Public Offering. Accordingly, at September 30, 2014, offering costs totaling approximately $550,300 (in addition to $5,750,000 in upfront and $12,125,000 in deferred underwriters fees) have been charged to stockholders' equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s balance sheet has not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company is currently evaluating the impact that this pronouncement would have on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Registration Risk— In accordance with the Warrant Agreement, the Company will be required to use its best efforts to maintain the effectiveness of a registration statement relating to common stock which would be issued upon exercise of the Public Warrants. The Company will not be obligated to deliver any shares of common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of common stock underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue shares of common stock upon exercise of a warrant unless common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. Additionally, in the event that a registration statement is not effective at the time of exercise, the holders of Public Warrants shall not be entitled to exercise such Public Warrants (except on a cashless basis under certain circumstances) and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle or cash settle the Public Warrants. Consequently, the Public Warrants may expire unexercised, unredeemed and worthless, and an investor in the Public Offering may effectively pay the full unit price solely for the shares of common stock included in the Public Units.

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

If the Company does not complete a Business Combination, then the proceeds from the sale of the Private Placement Warrants will be part of the liquidating distribution to the public stockholders, and the Private Placement Warrants will expire worthless.

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

Note 6. Other Related Party Transactions

Administrative Services

The Company has agreed to pay Mr. Graf, or an entity owned and controlled by him, a monthly consulting fee of $15,000 plus, in the event that Mr. Graf is no longer receiving medical insurance from an employer, an additional amount per month to reimburse Mr. Graf for the purchase of such insurance, for services prior to the completion of a Business Combination (regardless of the amount of services provided), including preparation of the Company’s financial statements, SEC filings, financial due diligence of targets for a Business Combination and negotiations of an agreement for a Business Combination. The Company has incurred approximately $45,000 under this agreement for the three month period ended September 30, 2014 and approximately $210,000 under this agreement since inception. Additionally, the Company will reimburse the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team by the Sponsor, members of the Sponsor, and the Company’s management team or their affiliates in an amount not to exceed $10,000 per month in the event such space and/or services are utilized and the Company does not pay a third party directly for such services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has incurred $ nil under this agreement for the period ended September 30, 2014.

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

As of September 30, 2014 and December 31, 2013, investment securities in the Company’s Trust Account consist of $324,849,061 and $325,013,723, respectively, in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability:

Description	September 30, 2014 (unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Restricted cash equivalents held in Trust Account	$324,849,061	$324,849,061	$-	$-

Description	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Restricted cash equivalents held in Trust Account	$325,013,723	$325,013,723	$-	$-

Note 9. Stockholders’ Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. On June 18, 2013, our initial stockholders returned to the Company, on a pro rata basis, an aggregate of 2,812,500 shares of the Company’s common stock, which were cancelled by the Company, so that the initial stockholders held in the aggregate 7,187,500 shares of the Company’s common stock. On July 22, 2013, in connection with the increase of the size of the Public Offering, the Company effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in the Company’s initial stockholders holding an aggregate of 8,625,000 shares of the Company’s common stock. Each of the Company’s independent directors thereafter transferred 6,650 shares to the Sponsor and 350 shares to Mr. Miller.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2014 and December 31, 2013, there were no shares of preferred stock outstanding.

Note 10. Subsequent Events

On November 12, 2014, the Company issued a convertible promissory note (the “Convertible Note”) to the Sponsor that provides for the Sponsor to advance to the Company, from time to time, up to $1,000,000 for ongoing expenses.

The Convertible Note is non-interest bearing and is payable on the earlier of (i) the completion of a Business Combination by the Company or (ii) July 30, 2015.

At the option of the Sponsor, any amounts outstanding under the Convertible Note may be converted into warrants to purchase shares of common stock of the Company at a conversion price of $0.50 per warrant. Each warrant will entitle the Sponsor to purchase one-half of one share of common stock of the Company at an exercise price of $5.75 per half share ($11.50 per whole share). Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants previously issued to the Sponsor.

As of November 12, 2014, the Company had drawn $300,000 upon the Convertible Note.

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

Overview

We are a blank check company incorporated on April 11, 2013 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of a public offering (the “Public Offering”) and a sale of warrants in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt. Upon the closing of the Public Offering and the sale of the Private Placement Warrants, $325,000,000 was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

Results of Operations

Through September 30, 2014, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any income, other than interest income earned on the proceeds held in the Trust Account.

For the three month period ended September 30, 2014, we had a net loss of $399,994. For the period from April 11, 2013 (inception) through September 30, 2014, we had a net loss of $1,745,995 and incurred and accrued costs of approximately $6,400,000 with regard to the Company’s Public Offering, excluding the deferred underwriting commission of $12,125,000.

We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business within the required 21 months (or 24 months, as applicable) from July 30, 2013.

Liquidity and Capital Resources

As of September 30, 2014, we had cash outside the Trust Account of $19,997. Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of shares of our common stock (“Founder Shares”) by the Sponsor and Dennis A. Miller, and a series of advances made by the Sponsor under an unsecured promissory note (the “Note”).

Subsequent to the quarterly period covered by this report, on November 12, 2014, we issued a convertible promissory note (the “Convertible Note”) to the Sponsor that provides for the Sponsor to advance to us, from time to time, up to $1,000,000 for ongoing expenses. The Convertible Note is non-interest bearing and is payable on the earlier of (i) our completion of a Business Combination or (ii) July 30, 2015. At the option of the Sponsor, any amounts outstanding under the Convertible Note may be converted into warrants to purchase shares of our common stock at a conversion price of $0.50 per warrant. Each warrant will entitle the Sponsor to purchase one-half of one share of our common stock at an exercise price of $5.75 per half share ($11.50 per whole share). Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants previously issued to the Sponsor. As of November 12, 2014, the Company had drawn $300,000 upon the Convertible Note.

On July 30, 2013, we consummated the Public Offering of 32,500,000 units at a price of $10.00 per unit. Simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 15,000,000 Private Placement Warrants, each exercisable to purchase one-half of one share of our common stock at $5.75 per half share ($11.50 per whole share), to the Sponsor and Dennis A. Miller, at a price of $0.50 per warrant, generating gross proceeds, before expenses, of $7,500,000. We received net proceeds from the Public Offering and the sale of the Private Placement Warrants of approximately $326,000,000, net of the non-deferred portion of the underwriting commissions of $5,750,000 and offering costs and other related expenses of approximately $750,000. For a description of the proceeds generated in the Public Offering and a discussion of the use of such proceeds, we refer you to Note 4 of the unaudited condensed interim financial statements included in Part I, Item 1 of this Report.

As of September 30, 2014, $324,849,061 was held in the Trust Account (including $12,125,000 of deferred underwriting discounts and commissions and $7,500,000 from the sale of the Private Placement Warrants), and we had cash outside of trust of $19,997 and $319,211 in accounts payable and accrued expenses, excluding accrued franchise tax payable. Through September 30, 2014, the Company has withdrawn a total of $188,970 from the Trust Account for payment of Delaware franchise taxes. No other withdrawals from the Trust Account have been made. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a Business Combination.

As described elsewhere in this report, the amounts in the Trust Account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) which invest only in direct U.S. government treasury obligations. The current low interest rate environment may make it more difficult for such investments to generate sufficient funds, together with the amounts available outside the Trust Account, to locate, conduct due diligence, structure, negotiate and close a Business Combination. If we are required to seek additional capital, we would need to borrow funds from the Sponsor or the Company’s management team to operate or may be forced to liquidate. Neither the Sponsor nor the Company’s management team is under any obligation to advance funds to us in such circumstances. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of a Business Combination. If we are unable to complete a Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

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

Trust Account

A total of $325,000,000, including approximately $305,375,000 of the net proceeds from the Public Offering, $7,500,000 from the sale of the Private Placement Warrants and $12,125,000 of deferred underwriting discounts and commissions, was placed in the Trust Account with Continental Stock Transfer & Trust Company acting as trustee. The trust proceeds are invested in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of September 30, 2014, the balance in the Trust Account was $324,849,061, which includes $38,031 of interest earned since the inception of the Trust Account. In May 2014, the Company withdrew a total of $188,970 from the Trust Account for payment of Delaware franchise taxes.

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

Recent accounting pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s balance sheet has not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company is currently evaluating the impact that this pronouncement would have on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a blank check company incorporated on April 11, 2013 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We were considered in the development stage at September 30, 2014 and had not yet commenced any operations. All activity through September 30, 2014 relates to our formation, our Public Offering, identifying and evaluating prospective acquisition candidates and general corporate matters. We did not have any financial instruments that were exposed to market risks at September 30, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chairman and Chief Executive Officer and our Vice President, Chief Financial Officer, Treasurer and Secretary, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chairman and Chief Executive Officer and our Vice President, Chief Financial Officer, Treasurer and Secretary carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based upon their evaluation, our Chairman and Chief Executive Officer and our Vice President, Chief Financial Officer, Treasurer and Secretary concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 30, 2013, we consummated our Public Offering of 32,500,000 units, with each unit consisting of one share of our common stock and one warrant to purchase one-half of one share of our common stock at an exercise price of $5.75 per half share ($11.50 per whole share) (the “Public Warrants”). No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each warrant will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months from the closing of the Public Offering. However, if the Company does not complete a Business Combination on or prior to the 21-month (or 24-month) period allotted to complete the Business Combination, the warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of warrants issued in connection with the 32,500,000 units during the exercise period, there will be no net cash settlement of these warrants and the warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. The warrants will expire at 5:00 p.m., New York City time, five years after the completion of the Business Combination or earlier upon redemption or liquidation. Once the warrants issued in connection with the Public Offering become exercisable, we may redeem those outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, but if, and only if, the last sale price of our common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

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

Subsequent to the quarterly period covered by this report, on November 12, 2014, we issued the Convertible Note to the Sponsor that provides for the Sponsor to advance to us, from time to time, up to $1,000,000 for ongoing expenses. The Convertible Note is non-interest bearing and is payable on the earlier of (i) our completion of a Business Combination or (ii) July 30, 2015. At the option of the Sponsor, any amounts outstanding under the Convertible Note may be converted into warrants to purchase shares of our common stock at a conversion price of $0.50 per warrant. Each warrant will entitle the Sponsor to purchase one-half of one share of our common stock at an exercise price of $5.75 per half share ($11.50 per whole share). Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants previously issued to the Sponsor. The issuance of the Convertible Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. As of November 12, 2014, the Company had drawn $300,000 upon the Convertible Note.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Subsequent to the quarterly period covered by this report, on November 12, 2014, we issued the Convertible Note to the Sponsor that provides for the Sponsor to advance to us, from time to time, up to $1,000,000 for ongoing expenses. The Convertible Note is non-interest bearing and is payable on the earlier of (i) our completion of a Business Combination or (ii) July 30, 2015. At the option of the Sponsor, any amounts outstanding under the Convertible Note may be converted into warrants to purchase shares of our common stock at a conversion price of $0.50 per warrant. Each warrant will entitle the Sponsor to purchase one-half of one share of our common stock at an exercise price of $5.75 per half share ($11.50 per whole share). Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants previously issued to the Sponsor. The issuance of the Convertible Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. As of November 12, 2014, the Company had drawn $300,000 upon the Convertible Note.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Convertible Promissory Note, dated November 12, 2014, issued to Global Eagle Acquisition LLC.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER EAGLE ACQUISITION CORP.

Date: November 13, 2014

/s/ Harry E. Sloan
Name: Harry E. Sloan
Title: Chairman and Chief Executive Officer (principal executive officer)

/s/ James A. Graf
Name: James A. Graf
Title: Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial officer)

