Form 10-K
period 2014-12-31
Silver Eagle Acquisition Corp.
filed 2015-03-16
CIK 1575988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $325,000,000.

As of March 13, 2015, there were 40,625,000 shares of the registrant’s common stock issued and outstanding.

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 9. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this report to “we,” “us” or the “Company” refer to Silver Eagle Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Global Eagle Acquisition LLC, a Delaware limited liability company.

ITEM 1. DESCRIPTION OF BUSINESS

General

We are a blank check company incorporated in Delaware on April 11, 2013 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more operating businesses or assets. Our management seeks to capitalize on its substantial deal sourcing, investing and operating expertise to identify and combine with businesses in the media and entertainment industries, although we may pursue business combination opportunities in other sectors. As more fully described below, on December 31, 2014, we entered into a contribution agreement (as amended, the “Contribution Agreement”) with Videocon d2h Limited (“Videocon d2h”), pursuant to which we will contribute a cash amount of at least $200,850,000 to Videocon d2h in exchange for newly issued equity shares of Videocon d2h, represented by American Depositary Shares of Videocon d2h (the “ADSs”), which ADSs will be delivered (or directly credited) to the Company’s stockholders of record as of the close of business on a date to be determined by the board of directors of the Company (the transactions contemplated by the Contribution Agreement, collectively, the “Transaction”).

On July 30, 2013, we consummated our initial public offering of 32,500,000 units (which included 2,500,000 units issued pursuant to the partial exercise of the over-allotment option of the underwriters), with each unit consisting of one share of our common stock and one warrant to purchase one-half of one share of our common stock at an exercise of $5.75 per half share ($11.50 per whole share). The shares of our common stock sold as part of the units in our initial public offering are referred to in this report as our “Public Shares.” The units in our initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $325,000,000. Prior to the consummation of our initial public offering, on April 11, 2013, the Sponsor and Dennis A. Miller purchased an aggregate of 10,000,000 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.003 per share. The Sponsor purchased 9,500,000 Founder Shares and Mr. Miller purchased 500,000 Founder Shares. The number of Founder Shares issued was determined based on the initial expectation that the total size of our initial public offering would be 40,000,000 units and, therefore, that such Founder Shares would represent 20% of the outstanding shares after our initial public offering. Thereafter, we determined to reduce the size of our initial public offering to 25,000,000 units, and, on June 18, 2013, the Sponsor and Mr. Miller returned to us at no cost, on a pro rata basis, an aggregate of 2,812,500 shares, which we cancelled. On July 10, 2013, the Sponsor and Mr. Miller transferred 35,000 Founder Shares on a pro rata basis to each of James M. McNamara and Ernest Del (together with Mr. Miller and the Sponsor, the “Initial Stockholders”), each of whom paid a purchase price of $175 for their respective shares (the same per-share purchase price initially paid by the Sponsor and Mr. Miller) and agreed to serve on our board of directors upon the closing of our initial public offering. On July 22, 2013, in connection with the increase of the size of our initial public offering, we effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in the Initial Stockholders holding an aggregate of 8,625,000 shares of our common stock. Each of Messrs. McNamara and Del thereafter transferred at no cost 6,650 shares to the Sponsor and 350 shares to Mr. Miller. As a result of the underwriters’ partial exercise of their over-allotment option for our initial public offering, the Initial Stockholders forfeited an aggregate of 500,000 Founder Shares on July 30, 2013, which the Company has cancelled.

2,031,250 Founder Shares (the “Founder Earnout Shares”) are subject to forfeiture by our Initial Stockholders as follows: (i) half of the Founder Earnout Shares (1,015,625 shares) will be subject to forfeiture on the fifth anniversary of the completion of our initial business combination unless following our initial business combination the last sales price of our common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property which equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like); and (ii) half of the Founder Earnout Shares (1,015,625 shares) will be subject to forfeiture on the fifth anniversary of the completion of our initial business combination unless following our initial business combination the last sales price of our common stock equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property which equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like). 25% of the Founder Shares held by each Initial Stockholder are Founder Earnout Shares. If any Founder Earnout Shares are required to be forfeited, our Initial Stockholders will forfeit their Founder Earnout Shares on a pro rata basis according to the percentage of Founder Earnout Shares held by such Initial Stockholder. Notwithstanding the foregoing, on March 2, 2015, the Initial Stockholders entered into an agreement pursuant to which the Initial Stockholders will forfeit an aggregate of 2,875,000 Founder Shares (including all 2,031,250 of the Founder Earnout Shares) upon consummation of the Transaction.

On March 2, 2015, our Sponsor and Mr. Miller transferred 25,000 Founder Shares on a pro rata basis to each of Jay Itzkowitz and Eli Baker, each of whom paid a purchase price of $62.50 for their respective shares (at the same per-share purchase price initially paid by our Sponsor and Mr. Miller) and agreed to serve on our board of directors.

Simultaneously with the consummation of our initial public offering, we consummated the private sale of 15,000,000 warrants (the “Private Placement Warrants”), each exercisable to purchase one-half of one share of our common stock at $5.75 per half share ($11.50 per whole share) to the Sponsor and Mr. Miller at a price of $0.50 per warrant, generating gross proceeds of $7,500,000. After deducting the underwriting discounts and commissions (excluding the deferred portion of $12,125,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination if consummated) and the estimated offering expenses, the total net proceeds from our initial public offering and the private placement of the Private Placement Warrants was approximately $326,000,000, of which $325,000,000 (or approximately $10.00 per unit sold in our initial public offering) was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). The trust proceeds are invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Our amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes, if any, and a one-time release of amounts necessary to pay Delaware franchise taxes for 2013 on a timely basis, none of the funds held in trust will be released until the earlier of: (i) the completion of our business combination; or (ii) the redemption of 100% of the shares of common stock included in the Units sold in our initial public offering if we are unable to complete our business combination by April 30, 2015, which is the date that is 21 months after the closing of our initial public offering, or July 30, 2015, if we have executed a letter of intent, agreement in principle or definitive agreement for a business combination within 21 months from the closing of our initial public offering but have not completed our business combination within such 21-month period.

After the payment of underwriting discounts and commissions (excluding the deferred portion of $12,125,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination if consummated) and approximately $750,000 in expenses relating to our initial public offering, approximately $1,000,000 of the net proceeds of our initial public offering and private placement of the Private Placement Warrants was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2014, $324,857,250 was held in the Trust Account (including $12,125,000 of deferred underwriting discounts and commissions and $7,500,000 from the sale of the Private Placement Warrants), and we had cash outside of trust of $0 and $1,771,100 in accounts payable and accrued expenses, excluding accrued franchise tax payable. Through December 31, 2014, we had withdrawn a total of $188,970 from the trust account for payment of Delaware franchise taxes. As further described below, if we consummate the Transaction, we will contribute to Videocon d2h the funds held in the Trust Account, less certain transaction expenses, amounts used to pay our stockholders who properly exercise their redemption rights in connection with the vote to approve the Transaction, amounts payable to warrantholders and reserves for liquidation and dissolution expenses (the “Contribution Amount”), in exchange for equity shares of Videocon d2h.

The Transaction

On December 31, 2014, we entered into the Contribution Agreement with Videocon d2h, pursuant to which we will contribute a cash amount of at least $200,850,000 to Videocon d2h in exchange for newly issued equity shares of Videocon d2h, represented by ADSs, which ADSs will be delivered (or directly credited) to our stockholders of record as of the close of business on a date to be determined by our board of directors (such stockholders, the “Distribution Record Holders”).

As soon as reasonably practicable after the closing of the Transaction (the “Closing”), our stockholders will receive Videocon d2h ADSs in proportion to their stockholdings in the Company, and we will dissolve and liquidate. In addition, in connection with the Transaction, we are proposing to amend the terms of the warrant agreement governing our outstanding warrants to provide that, upon the consummation of the Transaction, each of our outstanding warrants will be exchanged for cash in the amount of $1.00 (the “Warrant Agreement Amendment”). In connection with the Transaction, the Sponsor and Dennis A. Miller have agreed to forfeit to us for no consideration all of the Private Placement Warrants held by them. Accordingly, the Private Placement Warrants will not be eligible to be exchanged for cash. Approval of the Warrant Agreement Amendment is not a condition to the consummation of the Transaction. The Warrant Agreement Amendment is subject to our stockholders approving the Transaction and our dissolution following the closing of the Transaction.

Special Meetings of Stockholders and Public Warrantholders

In connection with the Transaction, we have scheduled a special meeting of our stockholders of record as of March 2, 2015 to consider and vote on, among other proposals, (i) a proposal for stockholders to approve the Contribution Agreement and the Transaction and (ii) a proposal for stockholders to approve the dissolution of the Company, including a plan of dissolution, which provides for our liquidation and dissolution following the Transaction, subject to the approval of the Contribution Agreement and the Closing. We have also scheduled a special meeting of our public warrantholders of record as of March 2, 2015 to consider and vote on, among other proposals, a proposal for public warrantholders to approve and consent to the Warrant Agreement Amendment.

A Registration Statement on Form F-4 (File No. 333-201870) (the “Registration Statement”) has been filed with the United States Securities and Exchange Commission (“SEC”) by Videocon d2h in connection with the Transaction. Our preliminary proxy statement/prospectus (our “proxy statement/prospectus”) relating to the special meetings of stockholders and public warrantholders has been filed as part of the Registration Statement.

About Videocon d2h

Videocon d2h is a leading direct-to-home (“DTH”) broadcast operator in India. Videocon d2h distributes over 500 digital television channels and other video and audio services to subscribers via direct satellite feeds. Videocon d2h commenced DTH operations in July 2009 and has since grown to a gross subscriber base of 11.8 million and a market share of 16.5% in the Indian DTH market as of September 30, 2014. For the fiscal year ended March 31, 2014, and the six months ended September 30, 2014, Videocon d2h had approximately 27.7% and 26.1%, respectively, of the incremental market share of the DTH subscriber base in India.

Based in Mumbai, India, Videocon d2h is a member of the global conglomerate comprised of a group of entities controlled by Mr. Venugopal Nandlal Dhoot, Mr. Rajkumar Nandlal Dhoot and/or Mr. Pradipkumar Nandlal Dhoot (the “Videocon Group”), which has diversified interests in consumer electronics, oil and gas, power, retail and insurance, among others.

The Contribution Agreement

The Contribution Agreement provides that the actual number of ADSs to be received by the Distribution Record Holders, which will substantially depend on the amount of shares of our common stock that the public holders of our common stock elect to redeem in connection with the vote to approve the Contribution Agreement and the Transaction, will result in the non-redeeming stockholders of the Company, including the Sponsor, owning between 33.42% and 38.42% of Videocon d2h’s equity shares (excluding any applicable adjustments due to currency exchange rate fluctuation described below) upon the Closing, without taking into account the issuance of the earn-out shares to the current principal shareholders of Videocon d2h described below or the issuances to the Sponsor and Mr. Saurabh Dhoot described below.

The ownership percentage resulting from delivery of ADSs is subject to certain adjustments. The number of ADSs to be issued may be adjusted if the exchange rate between the Indian Rupee (“Rs.” or “rupees”) and the U.S. Dollar on the effective date of the Registration Statement filed by Videocon d2h for the newly issued equity shares has fluctuated by more than 3% since the rate prevailing on the date of the Contribution Agreement, subject to a limit in either direction of 10% more or less equity shares being issued. If such exchange rate fluctuates by more than 10% against the rate prevailing on the date of the Contribution Agreement, the parties may terminate or renegotiate the Contribution Agreement.

The current principal shareholders of Videocon d2h (the “Principal Shareholders”) will be entitled to receive by way of a bonus issue of shares (or such other form of share issue as determined by the independent members of the Board of Directors of Videocon d2h) 46,720,000 equity shares, which is equivalent to 11,680,000 ADSs upon satisfaction of certain share price performance hurdles of the ADSs on the NASDAQ Stock Market (“NASDAQ”) being satisfied within three years of the initial listing of the ADSs. In addition, if, following the Closing, a draft “red herring” prospectus is filed with the Securities and Exchange Board of India for an initial public offering of Videocon d2h’s shares in India, then any earn-out shares not previously issued will become immediately issuable to the Principal Shareholders of Videocon d2h prior thereto, so long as such earn-out shares may not be directly or indirectly sold, transferred, pledged or hedged and so long as in the event that of the performance hurdles are not subsequently satisfied, Videocon d2h and the Principal Shareholders agree to undertake necessary actions to cause the effect of such issuance to be nullified.

The Sponsor will be entitled to receive by way of a bonus issue of shares 5,200,000 equity shares to be represented by 1,300,000 ADSs increasing ratably to a maximum of 8,000,000 equity shares to be represented by 2,000,000 ADSs based on the applicable actual contribution amount contributed by us to Videocon d2h in the Transaction, subject to the satisfaction of certain share price performance hurdles of the ADSs on NASDAQ being satisfied within three years of the initial listing of the ADSs. In addition, if following the Closing, a draft “red herring” prospectus is filed with the Securities and Exchange Board of India for an initial public offering of Videocon d2h’s shares in India, then any earn-out shares not previously issued will become immediately issuable to the Sponsor prior thereto, so long as such earn-out shares may not be directly or indirectly sold, transferred, pledged or hedged and so long as in the event that the performance hurdles are not subsequently satisfied, Videocon d2h and the Sponsor agree to undertake necessary actions to cause the effect of such issuance to be nullified. In the event that Videocon d2h is not permitted to make such an issuance, Videocon d2h shall make such other issuances that would result in the Sponsor receiving the same economic rights, benefits and privileges.

In the event that Videocon d2h issues shares to the Sponsor and current shareholders of Videocon d2h by way of a bonus issue, the holders of the ADSs (including any holders of equity shares underlying such ADSs), other than the Sponsor, shall have no interest in or entitlement to equity shares issued pursuant to such bonus issue, and such holders shall be deemed to have waived their interest in or entitlement to equity shares issued pursuant to such bonus.

The Transaction is conditioned on Videocon d2h’s adoption of a stock option plan and subsequent grant to Mr. Saurabh Dhoot of stock options exercisable to receive 2,800,000 equity shares, which is equivalent to 700,000 ADSs, with such options vesting and becoming exercisable upon satisfaction of certain share price performance hurdles of the ADSs on NASDAQ being satisfied within three years of the initial listing of the ADSs.

For a more detailed description of the Contribution Agreement and the Transaction, see our proxy statement/prospectus filed as part of the Registration Statement.

Effecting our initial business combination

General

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

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or are otherwise not required to register as an investment company under the Investment Company Act. We have determined that we will not be required to register as an investment company under the Investment Company Act upon the consummation of the Transaction. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. Our board of directors has determined that the fair market value of the portion of Videocon d2h that our stockholders will acquire as a result of the Transaction satisfies the 80% of net assets test.

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

In evaluating a prospective target business, we expect to conduct (and, with respect to Videocon d2h, have conducted) an extensive due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information which will be made available to us.

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

Redemption rights for holders of Public Shares upon consummation of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest, but less franchise and income taxes payable, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $9.99 per Public Share. Our Initial Stockholders, Eli Baker and Jay Itzkowitz have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the completion of our initial business combination.

Conduct of redemptions pursuant to tender offer rules

If we conduct the redemptions upon consummation of our initial business combination in compliance with the tender offer rules, the redemption offer will be made to all of our stockholders, not just our public stockholders. The Initial Stockholders, Eli Baker and Jay Itzkowitz have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the consummation of a business combination.

Submission of our initial business combination to a stockholder vote

In the event that we seek stockholder approval of our initial business combination (as is the case with respect to the Transaction), we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination. Public stockholders electing to exercise their redemption rights will be entitled to receive cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including any amounts representing interest earned on the Trust Account, less franchise and income taxes payable, provided that such stockholders follow the specific procedures for redemption that will be set forth in the proxy statement relating to the stockholder vote on a proposed initial business combination. Our public stockholders will not be required to vote against our initial business combination in order to exercise their redemption rights. If our initial business combination is not completed, then public stockholders electing to exercise their redemption rights will not be entitled to receive such payments.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, our Initial Stockholders, Eli Baker and Jay Itzkowitz have agreed to vote their Founder Shares and any Public Shares purchased during or after the initial public offering in favor of our initial business combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the consummation of a business combination.

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such a share purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

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

Limitation on redemption rights upon completion of our initial business combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules (as is the case with respect to the Transaction), our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 10% of the shares sold in our initial public offering. This restriction may discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 10% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem to no more than 10% of the shares sold in our initial public offering, the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash, will be limited. However, our stockholders’ ability to vote all of their shares (including all shares held by those stockholders that hold more than 10% of the shares sold in our initial public offering) for or against our business combination would not be restricted.

Redemption of Public Shares and liquidation if no initial business combination.

Our Sponsor, executive officers and directors have agreed that we must complete our initial business combination within 21 months after the closing of our initial public offering, or within 24 months after the closing of our initial public offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination on or prior to the date that is 21 months from the closing of our initial public offering. If we are unable to complete our business combination within such time frame, we will:

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

subject in each case to obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Employees

We currently have three executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that members of our management will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage, if any, of any business combination. We have one full time administrative employee and do not intend to have any other employees prior to the completion of our initial business combination.

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

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, the prospectus associated with our initial public offering and the Registration Statement, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Related to Videocon d2h and the Industry in which Videocon d2h operates.

Videocon d2h has accumulated losses exceeding its paid-up share capital, which may affect its ability to continue as a “going concern.”

Videocon d2h has incurred losses for the fiscal years 2013 and 2014 of Rs.3,524.33 million and Rs.3,195.48 million and for the six-month period ended September 30, 2014 of Rs.1,174.24 million. The auditors of Videocon d2h have stated in their audit opinion that the accumulated losses of Videocon d2h exceed its paid up share capital and that Videocon d2h’s ability to continue as a going concern is dependent on its ability to fund its operations and capital expenditure requirements. We cannot assure you that Videocon d2h will not continue to incur losses, or that the auditors of Videocon d2h will continue to prepare the financial statements of Videocon d2h on a going concern basis.

Videocon d2h’s indebtedness could adversely affect its financial health and make it more difficult for Videocon d2h to service its debt or obtain additional financing, if necessary.

As of September 30, 2014 and February 28, 2015, Videocon d2h had an outstanding secured indebtedness of Rs.28,711.54 million and Rs.32,019.35 million, respectively, from banks and financial institutions, and indebtedness of Rs.2,250.00 million from Videocon Industries Limited (“Videocon Industries”), the Videocon Group’s flagship entity with its securities listed on the BSE Limited, located in Mumbai, Maharashtra, India (the “BSE”), the National Stock Exchange of India Limited, located in Mumbai, Maharashtra, India (the “NSE”), the Luxemburg Stock Exchange and the Singapore Stock Exchange, on such dates. While Videocon d2h intends to repay certain loans from scheduled banks from the proceeds of the Transaction, it may incur additional indebtedness in the future. Its indebtedness could have several important consequences, including but not limited to the following:

•	a portion of Videocon d2h’s cash flows may be used towards payment of principal and interest of its debts, which would reduce the availability of cash to fund working capital needs, capital expenditures and other general corporate requirements;

•	its ability to obtain additional financing in the future at reasonable terms may be restricted;

•	Videocon d2h may be more vulnerable to economic downturns, may be limited in its ability to withstand competitive pressures and may have reduced flexibility in responding to changing business, regulatory and economic conditions; and

•	Videocon d2h may be placed at a competitive disadvantage relative to its competitors that have greater financial resources than it.

As of March 31, 2014, all of Videocon d2h’s indebtedness consisted of floating rate indebtedness. An increase in prevailing interest rates would increase borrowing costs with respect to existing floating rate obligations or new loans, which may adversely affect Videocon d2h’s business, financial condition and results of operations.

Any failure of Videocon d2h to adhere to the terms and conditions of its loan agreements could have an adverse effect on its business, financial condition and results of operations.

While Videocon d2h believes that its relationships with its lenders are good, compliance with the various terms and conditions of its loan agreements is subject to interpretation and, as a result, it is possible that a lender could assert that Videocon d2h has not complied with all the terms under its financing agreements. Any failure to service Videocon d2h’s indebtedness, obtain a required consent or perform any condition or covenant could lead to a termination of one or more of its credit facilities, acceleration of amounts due under such facilities and cross-defaults under certain of its other financing agreements, any of which may adversely affect its ability to conduct its business and have an adverse effect on its financial condition and results of operations. See — “The Court of Turin, Italy has, by an ex-parte decree, ordered that Videocon Industries, a Videocon Group entity, pay certain lenders of an erstwhile subsidiary a total principal amount of the loan that the erstwhile subsidiary had incurred, which order may be enforced against Videocon Industries. The enforcement of such order or other events could result in Videocon d2h being in default or cross-default under certain provisions of Videocon d2h loan agreements”.

Currently, Videocon d2h is not in compliance with certain terms of its financing agreements relating to repayment of certain outstanding principal amounts and maintenance of certain financial ratios (as described below). However, Videocon d2h’s lenders have neither enforced any security nor have accelerated repayment of the loans for any such non compliance.

As of September 30, 2014, Videocon d2h had aggregate overdue payments of principal amounting to Rs.511.10 million. Further, Videocon d2h has been unable to maintain the following financial ratios required to be maintained under its financing arrangements:

•	Total debt to promoter contribution ratio of not more than two times (which was 2.65 times as of March 31, 2014);

•	Assets coverage ratio of at least one time (which was 0.79 time as of March 31, 2014);

•	Debt to EBITDA ratio for fiscal 2014 of not more than 3.5 times (which was 7.03 times as of March 31, 2014); and

•	Debt to net cash accruals ratio for fiscal 2014 of not more than 5.5. times (net cash accruals was negative as of March 31, 2014).

The restrictive covenants in Videocon d2h’s loan agreements and any of the agreements governing its future indebtedness could adversely restrict its financial and operating flexibility.

Videocon d2h’s existing loan agreements contain financial and other restrictive covenants. These include certain security margins, financial ratios and restrictive covenants, such as requiring the lender’s consent for, among other things, issuance of new equity shares, undertaking any new project, diversification, modernization or substantial expansion of its DTH operations, formulating any scheme of amalgamation or reconstruction, making any material changes to its constitutional documents, incurring further indebtedness, creating further encumbrances on, or disposing of, its assets, changing its fiscal year and making investments or acquisitions beyond certain limits in a single fiscal year. Future financing documents of Videocon d2h may contain similar or other financial or restrictive covenants. Such covenants may restrict Videocon d2h’s ability to raise additional capital in the future through bank borrowings and debt and equity issuances and may restrict its ability to engage in business transactions that Videocon d2h believes to be of benefit to the company. The occurrence of any of the above events may have a material adverse effect on Videocon d2h’s business, financial condition and operating results.

Videocon d2h’s failure to adhere to the terms and conditions contained in the DTH License Agreement could have an adverse effect on its business, financial condition and results of operations. In addition, Videocon d2h may owe additional amounts under its DTH License Agreement for prior years of operations.

Videocon d2h entered into the DTH License Agreement, dated December 28, 2007, with the President of India acting through the Director, Broadcasting, Policy and Legislation, Ministry of Information and Broadcasting, the Government of India (the “GoI”), or the Ministry of Information and Broadcasting, Government of India (“MIB”) (the “DTH License Agreement”). Pursuant to the terms of the DTH License Agreement, Videocon d2h is required to pay an annual fee of 10.0% of its gross revenue as defined in the DTH License Agreement (“DTH Gross Revenue”) to the MIB for the relevant fiscal year. Separately, Videocon d2h is also required to pay license fees and royalty for the spectrum it uses, as determined by the Wireless Planning & Coordination Wing of the Ministry of Communications and Information Technology, Department of Telecommunications, GoI.

The DTH license is valid until December 12, 2018, unless terminated earlier for transfer of the DTH license without prior approval from the MIB, default or insolvency. The DTH license may be terminated by the MIB without compensation to Videocon d2h in the event of breach of any of the terms and conditions of the license (after allowing Videocon d2h an opportunity to address the breach), including, among other things, if it becomes bankrupt or otherwise insolvent or applies for being adjudicated as insolvent or bankrupt. Among other restrictions under the DTH License Agreement, any change in the equity structure of Videocon d2h requires consultation with, and prior approval from, the MIB. If the DTH License Agreement is terminated or is not renewed, Videocon d2h would lose the ability to provide DTH services in India and its business, financial condition and results of operations would be adversely affected. In addition, pay DTH operators, including Videocon d2h, are disputing the license fee with the MIB. These pay DTH operators have claimed, under the respective disputes filed before the Telecom Disputes Settlement Appellate Tribunal (the “TDSAT”) that the MIB’s entitlement to levy a license fee on the DTH Gross Revenue of the relevant pay DTH operators is restricted to revenue arising out of the licensed activities of the pay DTH operators, and does not extend to any income that may otherwise be earned by the pay DTH operators, such as interest and rental income, among others. The TDSAT in 2008 passed orders in favor of the pay DTH operators and held that the license fee payable by such pay DTH operators is required to be calculated only on the basis of revenue earned from their licensed activities net of certain permitted deductions (“Adjusted DTH Gross Revenue”). The GoI has filed appeals before the Supreme Court of India against the TDSAT’s 2008 orders, which are currently pending adjudication.

Videocon d2h has since the commencement of its DTH operations paid license fees to the MIB, calculated on the basis of Adjusted DTH Gross Revenue. Pursuant to Videocon d2h’s letter to the MIB dated February 23, 2011 relating to the submission of the statement of Adjusted DTH Gross Revenue for the fiscal year ended March 31, 2010 and payment of its license fee, the MIB issued a letter on April 18, 2011 acknowledging the receipt of the license fee, but stated that such acknowledgement was without prejudice to the rights and contentions raised in the appeals filed by the GoI against the TDSAT’s 2008 orders and other special leave petitions pending before the Supreme Court of India and that such acknowledgement was subject to verification of Videocon d2h’s final audited accounts. The MIB further noted that the acknowledgement would not constitute the final settlement of the license fees and that the GoI reserves its rights to raise further claims, to call for additional information in order to confirm that the license fees have been paid in full and to take any other action as it may deem fit to recover such amounts. If the Supreme Court rules in favor of the GoI and Videocon d2h is required to pay additional DTH license fees attributable to computation based on DTH Gross Revenue instead of Adjusted DTH Gross Revenue, Videocon d2h may incur additional liability and its business financial condition of operations may be adversely affected. Videocon d2h makes an estimation of and discloses such potential liability in its financial statements as a contingent liability. For the period since incorporation until September 30, 2014, such potential liability is estimated to be Rs.3,037.68 million (inclusive of interest as of March 19, 2014 on liability accruing until March 31, 2013), as per Videocon d2h’s financial statements (restated) as of September 30, 2014.

Through a demand notice dated March 24, 2014, the MIB raised a demand against Videocon d2h for an aggregate amount of Rs.1,582.89 million towards outstanding license fees (together with interest at the rate of 1% per month) for periods until March 31, 2013, which Videocon d2h has challenged.

Videocon d2h’s leased satellite ST-2 is subject to operational, lease and environmental risks that could limit Videocon d2h’s ability to utilize the satellite.

Videocon d2h leases bandwidth on the ST-2 satellite (the “ST-2 satellite”) of Singapore Telecommunications Limited (“SingTel”) pursuant to a Ku-Band Lease Agreement which expires on April 14, 2015. Videocon d2h is in the process of securing a renewed lease agreement.

Operational risks: ST-2 satellite was launched in May 2011 and it has an estimated useful life of 12 to 15 years. It is subject to significant operational risks while in orbit. These risks include malfunctions that may occur as a result of various factors, such as the satellite manufacturer’s errors or operational failures. The satellite is also subject to a variety of atmospheric risks while in orbit that may adversely affect operations, including meteoroid strikes, electrostatic storms, increased solar activity and collisions with space debris. In the event ST-2 satellite experiences a technical failure, is damaged or is lost, Videocon d2h’s ability to provide programming to its subscribers could be seriously disrupted or suspended, even for prolonged periods, as Videocon d2h does not have any additional back-up satellite. In the event of such failure, damage or loss, Videocon d2h could not effectively operate its business and may be required to incur significant capital expenditure to restore its operations, including by obtaining replacement satellite capacity. We cannot assure you that Videocon d2h would be able to restore its operations or obtain replacement capacity in a timely manner, or at all. If replacement satellite capacity is not available to Videocon d2h immediately on another satellite at the same geostationary position as the ST-2 satellite, Videocon d2h’s ability to continue to provide its programming offerings would be jeopardized, which would adversely affect its business, financial condition and results of operations. In addition, Videocon d2h does not carry any business interruption insurance to cover such losses and, in such event, it is not certain when, if ever, it would be able to resume operations.

Lease risks: Videocon d2h does not own any satellites and has previously entered into a Ku-Band Lease Agreement, dated April 19, 2012, as amended on June 19, 2013 (the “Ku-Band Lease Agreement”), with the Department of Space, GoI (the “Department of Space”), which provided for the lease of Ku-band space segment capacity on the ST-2 satellite of SingTel until February 28, 2015. Although the Ku-Bank Lease Agreement is now expired, Videocon d2h continues to utilize the satellite capacity under the terms of the expired agreement. Typically, the Department of Space enters into lease agreements for a period of up to 3 years and the agreements are renewed from time to time. While Videocon d2h believes that it will be able to secure a renewed lease agreement in the near future, there can be no assurance that such an agreement will be secured in a timely manner, or at all. If Videocon d2h is unable to secure suitable replacement satellite transmission capacity, Videocon d2h’s business, financial condition and results of operations would be adversely affected.

Videocon d2h expects that any renewed lease agreement for the Ku-Band Lease Agreement will be on substantially similar terms. Under the Ku-Band Lease Agreement, in the event that Videocon d2h fails to meet its payment obligations for two consecutive months or breaches a provision or fails to perform an obligation and does not cure such breach within 20 days of receiving written notice from the Department of Space, the Department of Space has a right to terminate the Ku-Band Lease Agreement. In the event of such termination by the Department of Space, Videocon d2h would be required to pay certain early termination charges. Also, while Videocon d2h currently believes that it will have sufficient satellite capacity to transmit its existing and planned programming offerings following replacement of the Ku-Band Lease Agreement, we cannot assure you that Videocon d2h will be able to continue to lease such capacity or additional capacity on terms acceptable to it, or at all. If any replacement lease agreement is terminated or expires and Videocon d2h is unable to secure suitable replacement satellite transmission capacity, Videocon d2h’s business, financial condition and results of operations would be adversely affected.

In addition, pursuant to the Ku-Band Lease Agreement, Videocon d2h is, and Videocon d2h expects that pursuant to any renewed lease agreement it will be, required to pay a monthly fee in Indian rupees to the commercial division of the Department of Space, Government of India (the “Antrix Corporation”) (which fee is equivalent to 1,791,667 U.S. Dollars for the Ku-Band Lease Agreement). Consequently, if the Indian rupee declines in value as compared to the U.S. Dollar, or if the amounts payable under any future lease agreement increase materially, Videocon d2h will be required to make larger payments in Indian rupees. Any early termination charges and/or increased payments as a result of currency fluctuations may adversely affect Videocon d2h’s business, financial condition and results of operations.

A significant portion of Videocon d2h’s operations are currently located in a single digital broadcast center in Noida, India.

Although Videocon d2h is proposing to set up an additional broadcast site at Bharuch in Gujarat as a back-up to its existing broadcast center, a significant portion of Videocon d2h’s operations are still currently located in a single digital broadcast center in Noida, India. As a result, Videocon d2h is vulnerable to the effects of a natural disaster, such as an earthquake, flood or fire, or other calamity or event, such as technological failure, that would cause significant damage to this facility and/or disrupt its ability to conduct its business. In the event of a significant disruptive event affecting this facility, Videocon d2h may face disruptions in the delivery of programming or degradation in the audio-visual quality of such programming.

Further, pursuant to the terms of the facility’s lease agreement (the “Noida Lease Agreement”), executed between Videocon d2h and the Greater Noida Industrial Development Authority (the “GNIDA”), Videocon d2h is required to comply with certain terms and conditions, including providing prior written notice to the GNIDA in respect of any change in its capital structure, among other things. If Videocon d2h is in default of the terms of the Noida Lease Agreement, the GNIDA may terminate the lease, in which case Videocon d2h would be required to vacate the facility. If Videocon d2h’s operations at its digital broadcast center in Noida are disrupted for any reason, its business, financial condition and results of operations would be adversely affected.

Videocon d2h has had overdue payments under some of its loan agreements.

Videocon d2h has had aggregate overdue payments of principal of Rs.511.10 million as of September 30, 2014 under certain loan agreements. In addition, during the period from October 1, 2014 through March 2015, Videocon d2h has been delayed in making payments under certain of its loan agreements from time to time. In the event of its failure to make timely payments to its lenders, such lenders may issue a notice declaring an event of default under each of these loan agreements. However, Videocon d2h’s lenders have neither enforced any security nor have accelerated repayments of the loans for any such non-compliance. While Videocon d2h intends to use a portion of the proceeds from the Transaction to pay off some outstanding debts, should Videocon d2h fail to comply with the covenants of its various loans in time, or fail to make timely payments to its lenders in the future, and its lenders elect to accelerate any or all amounts outstanding under the relevant loan agreements and declare such amounts immediately due and payable, together with accrued and unpaid interest, it could have an adverse effect on Videocon d2h’s business, financial condition and results of operations.

Further, a default by Videocon d2h under the terms of any loan agreement also constitutes a cross-default under other financing agreements entered into by Videocon d2h. Such default could result in the acceleration of amounts due under those facilities, which may individually or in the aggregate have an adverse effect on Videocon d2h’s business, financial condition and results of operations. In addition, Videocon d2h may have to dedicate a substantial portion of its future cash flow from operations to repay the debts under the financing agreements, thereby reducing the availability of cash flow to meet working capital requirements and use for other general corporate purposes. Such continued defaults and any action initiated by a lender may also impact Videocon d2h’s ability to obtain financing from banks and financial institutions in the future and may result in a decline in the value of Videocon d2h’s equity shares and the trading price of the ADSs causing you to lose all or part of your investment.

A significant portion of Videocon d2h’s shareholding is pledged as security to banks and financial institutions.

Certain of Videocon d2h’s shareholders have pledged an aggregate of 53.44% as of September 30, 2014 of their total shareholding in Videocon d2h to banks and financial institutions in connection with Videocon d2h’s existing indebtedness, in addition to executing undertakings (along with powers of attorney) not to transfer or dispose of an additional 21% of their shareholding in Videocon d2h.

In the event of enforcement of pledges on such encumbered equity shares for any reason (including any default under the terms and conditions of the relevant agreements pursuant to which such pledges have been created), such pledged equity shares may be required to be transferred to third parties in favor of which the pledges were created, resulting in a change in Videocon d2h’s shareholding pattern, which may adversely affect its ability to carry out its business operations and as a result, adversely affect its business, financial condition, results of operations and the trading price of the ADSs.

Videocon d2h relies on third parties to provide it with programming and any increase in programming costs or new regulations may adversely affect its business, financial condition and results of operations.

Videocon d2h relies on third party content providers to provide it with programming and its ability to compete successfully depends on its ability to continue to obtain programming for delivery to its subscribers at competitive prices. Content procurement by broadcasting service providers in India, including Videocon d2h, takes place through channel distributors or owners. Under Indian interconnection regulations, all channel owners and distributors are required to offer their content to all broadcasting platforms and operators, including pay DTH services providers such as Videocon d2h, subject to payment of content costs, which are regulated by the GoI. Any change in Indian interconnection regulations that would permit content owners and distributors to refuse to provide such programming to DTH operators or to impose discriminatory terms or conditions, may adversely affect Videocon d2h’s ability to acquire programming in a cost-effective manner, or at all, which would adversely affect its business, financial condition and results of operations.

Further, Videocon d2h typically enters into agreements with channel distributors and owners, in order to be able to acquire multiple channels offered by such distributors or owners as a bundle, at negotiated prices (typically below the ceiling prices prescribed by the Indian regulator). Significant content agreements that Videocon d2h has entered into at negotiated rates include those entered into with Taj Television (India) Private Limited, Sun TV Network Limited, MSM Discovery Private Limited and IndiaCast UTV Media Distribution Private Limited. Videocon d2h’s programming agreements generally have terms ranging from one to five years and contain various renewal and termination provisions.

Although Videocon d2h has been able to readily renew its contracts with its major content providers, it may not be able to renew them on favorable terms in the future, in a timely manner, or at all, if the market environment changes due to new regulations or increase in content costs for the channel distributors. If Videocon d2h is unable to renew its material content agreements, its programming costs may increase. If Videocon d2h is unable to pass on such increased programming costs to its subscribers, or if such increase in the subscribers fees leads to increased subscriber churn or inability to add to its subscriber base, Videocon d2h’s business, financial condition and results of operations may be adversely affected. In addition, Videocon d2h has paid its content fees after the due date under its major content agreements from time to time, and the content providers are entitled to terminate the agreement within 21 – 45 days after serving a written demand for payment if payment has not been received by the due date. None of the content providers have sought to terminate the agreements due to delayed payments or otherwise since inception, and Videocon d2h believes that it has a good relationship with all of its major content providers. However, we cannot assure you that Videocon d2h’s major content providers will not exercise their right to terminate the agreements in the future due to delays in payments for content, and termination of those agreements by the major content providers could adversely affect Videocon d2h’s business, financial condition and results of operations.

Videocon d2h has entered into, and will continue to enter into transactions with the Videocon Group, as well as other related party transactions, which may involve conflicts of interest and adversely affect Videocon d2h’s operations.

Videocon d2h has in the course of its business entered into transactions with the Videocon Group and other related parties. Such transactions carry with them the risk that their terms could benefit related parties, to Videocon d2h’s detriment. Videocon d2h may not negotiate or enforce contractual terms as aggressively with related parties as it may with an unrelated party. In addition, such transactions present difficult conflicts of interest, could result in significant and minor disadvantages to the company and may impair investor confidence. These transactions with the Videocon Group and other related parties could also cause Videocon d2h to become materially dependent on related parties in the ongoing conduct of its business, and related parties may be motivated by personal interests to pursue courses of action that are not necessarily in the best interest of Videocon d2h or its shareholders. While Videocon d2h believes that all such transactions have been conducted on an arm’s length basis, we cannot assure you that Videocon d2h could not have achieved more favorable terms had such transactions not been entered into with related parties. Furthermore, it is likely that Videocon d2h may enter into transactions with the Videocon Group and other related parties in the future. We cannot assure you that such transactions, individually or in the aggregate, will not have an adverse effect on Videocon d2h’s financial condition and results of operations.

Damage to Videocon d2h’s relationship with the Videocon Group, including Trend Electronics Limited (a Videocon Group entity) could have a material adverse effect on its business, financial condition and results of operations.

Videocon d2h benefits from its relationship with the Videocon Group in many ways, such as their reputation, the cross-selling of its services through the Videocon Group, the opportunity to reduce its marketing spend by using Videocon Group’s existing marketing network and goodwill and the Videocon Group’s willingness to guarantee the majority of Videocon d2h’s loan agreements. Videocon d2h’s growth and future success is influenced, in part, by its continued relationship with its the Videocon Group because of the goodwill and market reputation that Videocon Group has established for itself in India, and Videocon d2h relies on such benefits to position itself in the market to attract subscribers. We cannot assure you that Videocon d2h will be able to continue to take advantage of the benefits of these relationships in the future. If Videocon d2h ceases to benefit from these relationships for any reason, its business, financial condition and results of operations may be adversely affected.

Videocon d2h believes that its subscribers, vendors and members of the financial community perceive the “Videocon” brand to be that of a trusted provider of quality products and services. We cannot assure you that the established “Videocon” brand name will not be adversely affected in the future by events that are beyond Videocon d2h’s control, including subscriber complaints or adverse publicity from any other source relating to Videocon d2h or the Videocon Group. Any damage to this brand name, if not immediately and sufficiently remedied, could have an adverse effect on Videocon d2h’s business, financial condition and results of operations.

In addition, Videocon d2h’s success depends significantly on its ability to maintain the “Videocon d2h” brand and successfully build the brand image of its new offerings and brand extensions. In order to increase brand recognition and build the brand image of new offerings and brand extensions, Videocon d2h believes it must continue to devote significant time and resources to advertising and promotions. We cannot assure you that these expenses will result in an increase in favorable recognition of Videocon d2h’s brand or a sufficient increase in revenues to cover such advertising and promotional expenses.

Videocon d2h has entered into a trademark license agreement with CE India Limited (previously Videocon India Limited), a Videocon Group entity, for the use of the “Videocon” and “V” trademarks, which is valid until March 31, 2022. We cannot assure you that Videocon d2h will continue to have the uninterrupted use and enjoyment of these trademarks, as it may be unable to renew the trademark license agreement on acceptable terms or at all.

Further, Videocon d2h has obtained registrations in its name under the Trademarks Act, 1999, as amended for the trademarks “d2h”, “D2H” and “DIRECT HAI CORRECT HAI”, as granted by Mr. Saurabh Pradipkumar Dhoot (Videocon d2h’s Executive Director) to Videocon d2h, under the terms of an agreement dated July 21, 2008. Videocon d2h may not be able to prevent infringement of its trademarks and a passing off action under common law may not provide sufficient protection. Additionally, Videocon d2h may be required to litigate to protect its brands, which may be costly and divert management’s attention. Loss of the rights to use these trademarks may adversely affect Videocon d2h’s business, financial condition and results of operations.

Further, Videocon Industries, the flagship entity of the Videocon Group, has made unsecured loans to Videocon d2h from time-to-time. As of September 30, 2014, such outstanding unsecured loans aggregated to Rs.2,250.00 million.

In addition, Videocon d2h benefits from its relationship with Trend Electronics Limited (“TEL”). TEL is an Indian contract electronics manufacturer and the sole supplier of set-top boxes for Videocon d2h. In addition, TEL supplies Videocon d2h with a substantial majority of its other consumer premises equipment. For fiscal years 2013 and 2014, the purchase of set-top boxes and other consumer premises equipment from TEL totaled Rs.6,753.48 million and Rs.5,832.32 million, respectively.

We cannot assure you that Videocon d2h will continue to benefit from its relationship with TEL or other entities in the Videocon Group. In the event that TEL ceases to be a Videocon Group entity, Videocon d2h may be unable to derive the benefits of sourcing set-top boxes and other consumer premises equipment from TEL, such as reducing time-to-market for new set-top boxes and not being required to pay customs or import duties. If TEL is unable, for any reason, to provide Videocon d2h with a sufficient quantity of set-top boxes or other consumer premises equipment, Videocon d2h’s ability to add additional subscribers would be impaired, which would adversely affect its results of operations. We cannot assure you in such event that Videocon d2h would be able to obtain set-top boxes or other consumer premises equipment from another supplier on terms favorable to Videocon d2h.

Videocon d2h’s business is regulated and failure to obtain required regulatory approvals or clearances to operate its business, or comply with applicable laws, and any adverse changes in applicable laws could adversely affect its business, financial condition and results of operations.

Videocon d2h is subject to various laws and regulations in India arising from its operations in India, and the terms and conditions set out in the DTH License Agreement, which is effective for a period of 10 years from the date of issue of the wireless operational license (which was issued to Videocon d2h on December 12, 2008), unless terminated earlier in accordance with its terms. Among other conditions, in terms of the DTH License Agreement, Videocon d2h is required to obtain prior approval from the MIB for effecting any change in its equity structure (including in respect of equity shares issued pursuant to the Transaction).

Videocon d2h is further subject to various regulatory requirements, which may restrict its ability to conduct business. Under the provisions of India’s current Consolidated FDI Policy, effective from April 17, 2014, foreign investment in Videocon d2h is permitted, subject to, among others, the following conditions — up to 49.0% of its paid-up equity share capital under the automatic route, and up to 74.0%, with prior approval of the GoI for foreign investment between 49.0% and 74.0%. Further, the following conditions will be required to be fulfilled, in the event of any foreign investment being brought into Videocon d2h:

•	A majority of Videocon d2h’s Directors, chief executive officer, chief officer in charge of technical network operations and chief security officer must be citizens of India;

•	Each of Videocon d2h’s Directors, key executive officers such as chief executive officer, chief financial officer, chief security officer, chief technical officer, chief operating officer, any shareholder of Videocon d2h who holds 10.0% or more of its paid-up equity share capital including the ADSs, and any other category of persons as may be specified by the MIB from time to time, have obtained security clearance from the MIB;

•	Prior permission of the MIB must be obtained for effecting any changes in Videocon d2h’s board of directors, appointment of Directors and any key executives as mentioned above, and any other executives as may be specified by the MIB from time to time; and

•	Security clearance must also be obtained for each foreign personnel likely to be deployed for more than 60 days in a year by way of appointment, contract, consultancy or any other capacity for providing any services to Videocon d2h. Such security clearance is required to be renewed every two years.

Under the terms of the Contribution Agreement, it is a condition to our obligation to close the Transaction that Harry E. Sloan and Jeff Sagansky, our Chairman and Chief Executive Officer and President, respectively, be elected to Videocon d2h’s board of directors. Accordingly, prior to the closing of the Transaction, Videocon d2h must receive security clearance from the MIB in respect of each of Messrs. Sloan and Saganksy (and the alternate directors for each, if any). Videocon d2h is currently in the process of obtaining the requisite MIB approval and clearances.

We cannot assure you that Videocon d2h will be able to obtain necessary approvals required from the MIB in the future in a timely manner, or at all, or that it will be able to comply with any further conditions imposed by the MIB while granting such permissions. Further, the MIB has the right to modify, at any time, the laws and regulations applicable to the industry in which Videocon d2h operates, including the Guidelines for Obtaining License for Providing DTH Broadcasting Service in India issued by the Ministry of Information and Broadcasting, Government of India on March 15, 2001, as amended from time to time (the “DTH Guidelines”), and the terms and conditions of the DTH License Agreement. Videocon d2h’s business could suffer if there are adverse changes to the regulatory environment. Increased regulation or changes in existing regulation may require Videocon d2h to change its business policies and practices and may increase the costs of providing services to subscribers, which could have an adverse effect on its business, financial condition and results of operations.

If Videocon d2h is unable to recover the consumer premises equipment from churned subscribers, there could be a significant erosion of the realizable value of its consumer premises equipment.

Consumer premises equipment comprised 85.0% of Videocon d2h’s net tangible assets as of September 30, 2014. When subscribers discontinue or terminate services, Videocon d2h is not always able to recover its consumer premises equipment that it has provided on a rental basis to such subscribers. Videocon d2h recognizes a subscriber as a churned subscriber if the subscriber has not made a payment for at least 120 days. As of September 30, 2014, Videocon d2h had experienced a cumulative churn of 2.36 million subscribers since it commenced operations in 2009. If Videocon d2h is unable to recover the consumer premises equipment from such churned subscribers, there could be a significant erosion of the realizable value of its consumer premises equipment.

Videocon d2h faces intense and increasing competition.

Videocon d2h’s business is primarily focused on providing DTH pay-TV services, and it has traditionally competed against other DTH pay-TV providers and cable companies, some of whom have greater financial, marketing and other resources than Videocon d2h. Moreover, mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies and others may result in, among other things, greater financial leverage and increase the availability of offerings from providers capable of bundling television, broadband and telephone services in competition with Videocon d2h’s services. Videocon d2h and its competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases as well as from first-time purchasers of DTH pay-TV services and cable to DTH switch overs. In addition, because other DTH pay-TV providers may be seeking to attract a greater proportion of their new subscribers from Videocon d2h’s existing subscriber base, Videocon d2h may be required to increase retention spending, which is capital intensive. Competition has intensified in recent years as the DTH pay-TV industry has matured and the growth of digital cable-based pay-TV services offered by digital cable operators. These cable-based pay-TV services have significantly greater capacity, enabling them to offer substantial High Definition (“HD”) programming content as well as bundled services. This increasingly competitive environment may require Videocon d2h to increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn. Further, as a result of this increased competitive environment and the maturation of the DTH pay-TV industry, future growth opportunities of Videocon d2h’s DTH pay-TV business may be limited. In addition, Videocon d2h’s margins may be reduced if it is unable to finance its capital needs, duly service its debt obligations or secure other financing when needed, on acceptable terms, which could have a material adverse effect on Videocon d2h’s business, results of operations, financial condition and cash flow.

Videocon d2h’s limited operating history makes evaluating its business and future prospects difficult.

You must consider the risks and difficulties Videocon d2h faces as a company with a limited operating history. Videocon d2h commenced its commercial operations in July 2009. As a result, Videocon d2h has a limited operating history, which may make it difficult for you to evaluate its past performance and future prospects. Videocon d2h’s business must be considered in light of the risks and uncertainties inherent in a new venture, and its growth and sustainability are greatly dependent on its ability to attract subscribers. It may need to alter its business and strategies on an ongoing basis to manage its growth, which may require large capital investments, to compete effectively with more established pay DTH operators in India. We cannot assure you that the growth in Videocon d2h’s subscriber base that it has witnessed during its limited operating history will continue.

Videocon d2h may not be able to generate a sufficient amount of cash flow to meet its debt obligations.

Videocon d2h’s ability to make scheduled payments or to refinance its obligations with respect to its indebtedness depends on Videocon d2h’s future financial and operating performance, which, in turn, will be subject to prevailing economic conditions and certain financial, business, competitive and other factors beyond its control. If Videocon d2h cannot make scheduled payments on its debt, it will be in default and, as a result, holders of its debt could declare all outstanding principal and interest on its debt to be due and payable and Videocon d2h could be forced into bankruptcy or liquidation. If Videocon d2h’s cash flow and capital resources are insufficient to fund its debt obligations, Videocon d2h would face substantial liquidity problems and may be forced to reduce or delay any expansions and capital expenditures, sell material assets or operations, obtain additional capital, restructure its debt or revise or delay its strategic plans. In addition, we cannot assure you that Videocon d2h’s operating performance, cash flow and capital resources will be sufficient for payment of its debts in the future. If Videocon d2h is required to take any of the actions referred to above, it could have a material adverse effect on its business, financial condition and results of operations. We cannot assure you that Videocon d2h would be able to take any of these actions on terms acceptable to it, or at all, that these actions would enable Videocon d2h to continue to satisfy its capital requirements or that these actions would be permitted under the terms of its various debt instruments. In addition, any refinancing of its debt could be at higher interest rates and may require Videocon d2h to comply with more onerous covenants, which could further restrict its business operations.

Any failure or inadequacy in the operation of Videocon d2h’s information technology and network systems may have an adverse effect on Videocon d2h’s business operations.

Videocon d2h’s success depends, in part, on the continued and uninterrupted performance of its information technology and network systems. The capacity, reliability and security of Videocon d2h’s information technology hardware and software infrastructure (including its billing systems) are important to the operation of its current business, which would suffer in the event of system failures or cyber attacks. Similarly, Videocon d2h’s ability to expand and update its information technology infrastructure in response to its growth and changing needs is important to the continued implementation of its new service offering initiatives. Videocon d2h’s inability to expand or upgrade its technology infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings, service or billing interruptions, and the diversion of development resources.

Videocon d2h’s systems are vulnerable to damage from a variety of sources, including telecommunications failures, power loss, malicious human acts and natural disasters. Moreover, despite security measures, its servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautions Videocon d2h has taken, unanticipated problems affecting its systems could cause failures in its information technology and network systems or disruption in the transmission of signals. Sustained or repeated system failures that interrupt its ability to provide services to its subscribers or otherwise meet its business obligations in a timely manner would adversely affect subscriber satisfaction. If one or more of such events occur, this potentially could jeopardize Videocon d2h’s customer and other information processed and stored in, and transmitted through, its information technology hardware and software infrastructure, or otherwise cause interruptions or malfunctions in Videocon d2h’s operations, which could result in significant losses or reputational damage to Videocon d2h.

If Videocon d2h’s information technology systems are subject to a flood, fire or other natural disaster, terrorism, a computer virus, a power loss, other catastrophe or unauthorized access, its operations and customer relations could be adversely affected. Any failure in the operation of its information technology and network systems could result in business interruptions, which may adversely affect Videocon d2h’s reputation, weaken its competitive position and have an adverse effect on its business, financial condition and results of operations. Videocon d2h may also be required to expend significant additional resources to modify its protective measures or to investigate and remediate vulnerabilities or other exposures, and it may be subject to litigation.

Videocon d2h’s inability to keep pace with technological developments could have a material adverse effect on its business, financial condition and results of operations.

In the DTH industry, changes occur as new technologies are developed, which could adversely affect Videocon d2h’s business and increase its cost of operations. Technological developments within the DTH industry include changes that may result in improved utilization of capacity, more robust content recording features and new interactive content. Consumers may also choose to consume digital media through other platforms, such as computers, mobile phones, tablet computers and other devices capable of being used to view media contents. If Videocon d2h is unable to keep pace with such technological developments, its business, financial condition and results of operations may be adversely affected. If new technologies on which Videocon d2h focuses its investments fail to achieve acceptance in the marketplace or its technology does not work and requires significant cost to replace or fix, Videocon d2h could suffer a material adverse effect on its future competitive position, which could cause a reduction in its revenues and earnings. To access technologies and provide products that are necessary for Videocon d2h to remain competitive, Videocon d2h may make future acquisitions and investments and may enter into strategic partnerships with other companies. Such investments may require a commitment of significant capital and human and other resources. The value of such acquisitions, investments and partnerships and the technology accessed may be highly speculative. Arrangements with third parties can lead to contractual and other disputes and dependence on others for the development and delivery of necessary technology that Videocon d2h may not be able to control or influence. Such relationships may commit Videocon d2h to technologies that are rendered obsolete by other developments or preclude the pursuit of other technologies which may prove to be superior.

In addition, Videocon d2h’s business is subject to risks relating to increasing competition from other leisure and entertainment activities which occupy consumers’ time. Videocon d2h’s business competes with many other sources of entertainment and information delivery, including broadcast television, films, live events, radio broadcasts, home video products, video and computer games, print media, social media and the Internet. Technological advancements, such as new video formats, and the delivery of video content through streaming and downloading services on the Internet, have increased the number of entertainment and information delivery choices available to consumers and intensified the challenges posed by audience fragmentation. The increasing number of choices available to audiences could adversely affect demand for Videocon d2h’s products and services and changes in technology could adversely affect Videocon d2h’s ability to maintain, expand or upgrade its systems and respond to competitive pressures. We cannot assure you that Videocon d2h will be able to fund the capital expenditures necessary to keep pace with future technological developments. We also cannot assure you that Videocon d2h will successfully anticipate the demand for products and services requiring new technology. Any inability to keep pace with technological changes and provide advanced services in a timely manner, or to anticipate the demands of the market, could adversely affect its business and increase its costs of operations.

The Court of Turin, Italy has, by an ex-parte decree, ordered that Videocon Industries, a Videocon Group entity, pay certain lenders of an erstwhile subsidiary a total principal amount of the loan that the erstwhile subsidiary had incurred, which order may be enforced against Videocon Industries. The enforcement of such order or other events could result in Videocon d2h being in default or cross-default under certain provisions of Videocon d2h loan agreements.

In June 2007, Intesa Sanpaolo S.p.A. (“Intesa”) and Banca Intesa Mediocredito S.p.A. (“Banca Intesa”) (collectively, the “Lenders”) entered into a loan agreement with VDC Technologies S.p.A. (“VDC”), a company incorporated in Italy, which was then an indirect subsidiary of Videocon Industries, for a maximum principal amount of €35 million. In relation to the loan to VDC, Videocon Industries issued patronage letters dated June 1, 2007 and June 5, 2007 in favor of Intesa (collectively, the “Patronage Letters”), towards the fulfillment of VDC’s obligations under the loan agreement.

VDC ceased to be a subsidiary of Videocon Industries in March 2008 which was intimated to Intesa. Since such time, VDC had allegedly defaulted under the terms of the loan agreement. Intesa sought to enforce the Patronage Letters alleging continued default under the loan agreement, including as a result of VDC ceasing to be a subsidiary of Videocon Industries in April 2011, and subsequently initiated injunction proceedings in the Court of Turin, Italy demanding that Videocon Industries fulfill its obligations under the Patronage Letters. The Court of Turin, Italy passed an ex-parte decree against Videocon Industries ordering that it pay Intesa the principal amount of the loan of €35 million along with other interests and costs incurred, aggregating €36.2 million.

Recognition and enforcement of foreign judgments in India are provided for under Section 13 and Section 44 A of the Code of Civil Procedure, 1908 (“CPC”). Italy is not recognized as a reciprocating country by the GoI for the purpose of enforcing foreign judgments and, as a result, Intesa will be required to file a suit upon the foreign judgment in the appropriate court in India and obtain a fresh decree against Videocon Industries. Accordingly, Intesa filed a suit on August 21, 2012 in the Bombay High Court against Videocon Industries and served a notice of motion for interim relief pursuant to which Intesa has sought an order to the effect that the judgment passed by the Court of Turin, Italy be declared as valid, binding, conclusive and enforceable against Videocon Industries and that pending the hearing and final disposal of the suit, Videocon Industries be directed to secure the payment due to Intesa by restraining Videocon Industries from alienating or disposing of its assets and property. The Bombay High Court has not granted this ad-interim relief sought by Intesa and the matter is pending a final hearing.

Intesa has also served Videocon Industries with a legal notice dated July 3, 2012 demanding that payment be made amounting to €36.7 million plus all agency fees and ancillary costs subject to a maximum of €38.0 million under the loan agreement and the Patronage Letters and reserved its right to initiate winding up proceedings against Videocon Industries in the event that such payment was not made within three weeks of the receipt of the notice. Videocon Industries had sent a response to the legal notice dated July 28, 2012 denying Intesa’s claim. Intesa filed a winding up petition on October 18, 2012 in the Bombay High Court against Videocon Industries, which by an order dated December 5, 2013, directed that the winding up petition will stand dismissed if Videocon Industries deposits an amount of Rs.2,597.30 million (being equivalent to €38 million), with the Bombay High Court by January 27, 2014 which Intesa will be entitled to draw. The Bombay High Court further directed that in the event the aforesaid amount is not deposited on or before January 27, 2014, the winding up petition will be admitted without further reference to the court. Videocon Industries filed an appeal (No.(L) No.29/2014) before the Division Bench of the Bombay High Court, challenging the order, but the appeal was dismissed by an order dated July 23, 2014. The Division Bench of the Bombay High Court, by an order dated July 19, 2014, dismissed the appeal filed by Videocon Industries Limited, granted Videocon Industries Limited eight weeks to appeal before the Supreme Court and stayed the implementation of the order dated December 5, 2013. Subsequently, Videocon Industries Limited filed an appeal before the Supreme Court challenging the order of the Bombay High Court dated July 19, 2014. The Supreme Court, by an order dated September 22, 2014, directed that the fixed sum deposited with the Supreme Court (and maturing on October 7, 2014) should be renewed for a period of two years and granted an interim stay on the enforcement of the Bombay High Court’s order dated July 19, 2014.

Further, as a result of the alleged violation of the terms of the Patronage Letters together with the ex-parte decree passed by the Court of Turin, Videocon Industries may be determined to be in default under certain of its financing agreements, including a cross-default under the terms and conditions of the unsecured US$200,000,000, 6.75% convertible bonds due 2015 (the “Bonds”) issued by Videocon Industries. Any default or declaration of an event of default under the Bonds could have an adverse effect on Videocon Industries’ and the Videocon Group’s financial condition, business and reputation.

Videocon Industries is the flagship entity of the Videocon Group, a group that Videocon d2h has a strong relationship with. One of the benefits that Videocon d2h enjoys as a result of its relationship with the Videocon Group is that the majority of Videocon d2h’s secured loans were either guaranteed or supported through undertakings by Videocon Industries. Under the terms of these facilities, Videocon d2h may be in default if one of Videocon d2h guarantors (including Videocon Industries) fails to comply with its own debt obligations, defaults under one or more of its loan facilities or if any of such entities’ indebtedness becomes due and payable prior to maturity on account of an event of default. For example, if Videocon Industries were to default under a loan facility or if any of its indebtedness becomes due and payable prior to maturity on amount of an event of default, such event could trigger a series of defaults or cross-defaults under its or Videocon d2h’s loan facilities on which Videocon Industries has provided a guarantee or an undertaking and all outstanding amounts under the Videocon d2h loan facilities could become due and payable immediately, together with accrued interest, which could adversely affect Videocon d2h’s financial condition, business, results of operations and reputation.

None of Videocon d2h’s lenders have notified Videocon d2h of an event of default under the terms of any of the loan agreements as a result of the legal proceedings against Videocon Industries in the Intesa matter provided above or otherwise. However, in the event that a lender notifies Videocon d2h of an event of default, such lender could declare all amounts outstanding thereunder to be due and payable immediately, together with accrued interest, and, in certain instances, enforce their security constituted over Videocon d2h’s various assets and take possession of those assets, which would adversely affect Videocon d2h’s financial condition, business, results of operations and reputation.

In addition, on account of cross-default and cross-acceleration provisions in Videocon d2h’s loan agreements, any notification or declaration of an event of default or a potential event of default under any of Videocon d2h’s loan facilities could result in cross-default and cross-acceleration of all of its outstanding indebtedness as well as payment of penalty interest, which would adversely affect Videocon d2h’s financial condition, business and results of operations. In addition, if Videocon Industries were declared to be in default of any of their loan facilities, due to Videocon d2h’s relationship with the Videocon Group, any such declaration could have an adverse effect on Videocon d2h’s business, prospects and reputation, even if the lenders did not declare Videocon d2h to be in cross-default.

Videocon d2h’s insurance coverage may not be adequate to protect it against any operational risks or claims.

Videocon d2h maintains insurance coverage on its Noida digital broadcast center infrastructure assets, and on consumer premises equipment up to the point where Videocon d2h delivers them to its distributors, for a variety of risks, including, among others, risks relating to fire, burglary, earthquake and certain other losses and damages. However, any claim under the insurance policies maintained by Videocon d2h may be subject to certain exceptions, may not be honored fully, in part, in a timely manner, or at all, and Videocon d2h may not have purchased sufficient insurance to cover all losses that it may incur. Videocon d2h is not insured for certain risks and losses, such as loss of business or business interruption, environmental liabilities and other natural disasters. If Videocon d2h’s insurance coverage does not adequately protect it against any operational risks or claims, its business, financial condition and results of operations may be adversely affected. Additionally, in the future, insurance coverage may not be available to Videocon d2h on commercially acceptable terms, or at all.

The success of Videocon d2h’s business is substantially dependent on its executive officers and technical teams.

Videocon d2h’s ability to sustain its growth and succeed in the future depends on its ability to attract, hire, train and retain skilled personnel. Videocon d2h believes that there is a significant demand for personnel who possess the skills needed in its business. The DTH industry has witnessed a significant number of new entrants and the competition for talent has intensified. Any increase in the rate of attrition of Videocon d2h’s experienced employees would adversely affect its business. We cannot assure you that Videocon d2h will be successful in recruiting and retaining a sufficient number of executive officers and technical teams with the requisite skills to replace those personnel who leave. Further, we cannot assure you that Videocon d2h will be able to re-deploy and re-train its personnel to keep pace with continuing changes in its business.

Videocon d2h may be unable to manage its growth effectively.

Since the commencement of Videocon d2h’s operations, its subscriber base and total revenue have grown rapidly. Videocon d2h’s gross DTH subscriber base has increased from approximately 0.44 million as of March 31, 2010 to 11.82 million as of September 30, 2014, according to Indian DTH Market Overview — Key Dynamics & Future Outlook 2015, a report prepared by Media Partners Asia, Ltd, an independent provider of information services, focusing on media, communications, and entrainment industries (the “MPA Report”). Videocon d2h’s total revenue has increased from Rs.142.07 million for fiscal year 2010 to Rs.17,644.10 million for fiscal year 2014. In order to manage its continued growth effectively, Videocon d2h must continue to increase its subscriber base, acquire programming offerings, manage the selection of programming it offers, including the structuring of subscriber packages, introduce new models of set-top boxes and additional service features, develop and improve its operational, financial and other controls, keep pace with technological advancements, effectively withstand pricing and other competitive pressures, effectively manage a growing labor force and hire, train and retain skilled personnel for its management and technical teams. If Videocon d2h is unable to manage its growth effectively, its business, financial condition and results of operations may be adversely affected.

Videocon d2h experiences seasonal fluctuations in its business.

Videocon d2h is exposed to seasonal fluctuations in its business. India’s DTH market is affected by seasonal factors, such as Diwali and other regional festivals and sports events, especially cricket tournaments such as the ICC Cricket World Cup. Other seasonal sporting events that could affect the demand in the DTH industry are major football leagues and the Olympics. These seasonal events could have an impact on subscribers in the suspension or churn group to become active subscribers and additional new subscribers may sign up for its services during these festivals or sporting events. Further, existing subscribers may move from a base pack to a sports pack or sports HD pack which would result in additional revenue for Videocon d2h during the relevant period. However, we assure you that the subscribers who sign up for Videocon d2h’s services or upgrade their subscription packages during such events will continue to pay for their subscriptions or not revert to base subscription packages which could adversely affect the business, financial condition and results of operations of Videocon d2h.

Videocon d2h’s Principal Shareholders shall continue to retain a majority of control in Videocon d2h after the Transaction, which shall allow them to exercise significant control over Videocon d2h.

After the completion of the Transaction, Videocon d2h’s Principal Shareholders will hold, directly or indirectly, between approximately 61.58% and 66.58% of Videocon d2h’s outstanding equity shares. As a result, its Principal Shareholders will continue to exercise significant control over Videocon d2h, including being able to elect all of the members of its board of directors and thereby control its management and affairs. In addition, by exercising their control, Videocon d2h’s Principal Shareholders could delay, defer or cause a change of Videocon d2h’s control or a change in its capital structure, delay, defer or cause a merger, consolidation, takeover or other business combination involving Videocon d2h, or discourage or encourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of Videocon d2h. Videocon d2h’s Principal Shareholders may take or block actions with respect to its business, which may conflict with its interests or the interests of its minority shareholders. We cannot assure you that Videocon d2h’s Principal Shareholders will always act in Videocon d2h’s or your best interests.

Videocon d2h does not intend to pay dividends in the foreseeable future. Even if Videocon d2h decides to pay dividends in the future, Videocon d2h’s ability to pay dividends will depend upon its future earnings, financial condition, cash flows, working capital requirements, capital expenditure and restrictive covenants in Videocon d2h’s financing arrangements.

Videocon d2h has not declared any dividends since its incorporation, has not adopted a formal dividend policy and does not intend to pay dividends in the foreseeable future. The declaration and payment of dividends by Videocon d2h, if any, will be recommended by its board of directors and approved by its shareholders at their discretion, subject to the provisions of Videocon d2h’s Articles of Association and together, the notified provisions of the Companies Act, 2013 (along with applicable rules framed thereunder) and the Companies Act, 1956, as amended (to the extent in force) (the “Indian Companies Act”). As a result, capital appreciation in the price of its ADSs, if any, may be your only source of gain on an investment in Videocon d2h’s ADSs.

Videocon d2h’s ability to pay dividends in the future will depend upon a variety of factors, including its future earnings, financial condition, cash flows, working capital requirements, capital expenditure, restrictive covenants in its financing arrangements and other factors. As a result, we cannot assure you that Videocon d2h will declare or pay dividends of any particular amount, with any particular frequency or at all. In addition, under the Indian Companies Act and the rules framed thereunder, a company is permitted to declare or pay dividends in any year out of profits for that year after providing for depreciation, as prescribed. In the event of inadequacy or absence of profits in a particular year, dividends may be paid out of the accumulated profits of the company (after providing for depreciation) which remain undistributed and transferred to the free reserves, subject to certain conditions, including that carried over losses and depreciation not provided for in previous years are set off against the profit of the current year. Videocon d2h had a loss for fiscal year 2014 of Rs.3,195.48 million. There can be no assurance that Videocon d2h will have distributable funds in future periods nor can we assure you that Videocon d2h will be able to generate profit and eliminate its accumulated loss in the future so as to enable it to pay dividends under the Indian Companies Act.

Implementation of the proposed employee plans will result in a charge to Videocon d2h’s profit and loss account, which may adversely affect its results of operations.

Videocon d2h’s board of directors and shareholders have adopted, subject to the approval of the MIB, the Videocon d2h Employees Stock Option Scheme 2014 (the “ESOP 2014”), effective from August 1, 2014. The ESOP 2014 will be administered by the Nomination, Remuneration and Compensation Committee of Videocon d2h’s board of directors and implemented by the Videocon d2h Employees Welfare Trust. Upon receipt of the approval of the MIB, Videocon d2h expects to complete allotment of 4,000,000 equity shares to the Videocon d2h Employees Welfare Trust, in accordance with the ESOP 2014. Additionally, Videocon d2h shall adopt a stock option plan, in accordance with applicable law, granting Mr. Saurabh Dhoot stock options at closing which shall be exercisable, subject to the achievement of certain ADS price targets for a specified period following the closing, to receive 2,800,000 equity shares of Videocon d2h, equivalent to 700,000 Videocon d2h ADSs.

Under International Financial Reporting Standards as issued by the International Accounting Standards Board (“IFRS”), the grant of stock options will result in a charge to Videocon d2h’s profit and loss account and dilute the Earnings per Share which may adversely affect its results of operations.

Risks Related to Videocon d2h’s Operations in India

A slowdown in economic growth in India may adversely affect Videocon d2h’s business, financial condition, results of operations, the value of its equity shares and the trading price of the Videocon d2h ADSs.

Videocon d2h’s results of operations and financial condition are dependent on, and have been adversely affected by, conditions in financial markets in the global economy and, particularly, in India. The Indian economy could be adversely affected by various factors such as political or regulatory action, including adverse changes in liberalization policies, business corruption, social disturbances, terrorist attacks and other acts of violence or war, natural calamities, interest rates, inflation, commodity and energy prices and various other factors. Any slowdown in the Indian economy may adversely affect Videocon d2h’s business, financial condition, results of operations, value of its equity shares and the trading price of the Videocon d2h ADSs.

Regional hostilities, terrorist attacks, communal disturbances, civil unrest and other acts of violence or war involving India and other countries may result in a loss of investor confidence and a decline in the value of Videocon d2h’s equity shares and trading price of the ADSs.

Terrorist attacks, civil unrest and other acts of violence or war may negatively affect the Indian markets in which Videocon d2h operates its business and also adversely affect the worldwide financial markets. In addition, Asia has from time to time experienced instances of civil unrest and hostilities among neighboring countries. Hostilities and tensions may occur in the future and on a wider scale. Military activity or terrorist attacks in India, such as the attacks in Mumbai in November 2008 and in July 2011, may result in investor concern about stability in the region, which may adversely affect the value of Videocon d2h’s equity shares and the trading price of the ADSs. Events of this nature in the future, as well as social and civil unrest within other countries in Asia, could influence the Indian economy and could have an adverse effect on the Videocon d2h’s business, including the value of equity shares and the trading price of the ADSs.

The occurrence of natural disasters may adversely affect Videocon d2h’s business, financial condition and results of operations.

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tornadoes, fires and pandemic disease may adversely affect Videocon d2h’s business, financial condition or results of operations. The potential impact of a natural disaster on Videocon d2h’s results of operations and financial position is speculative and would depend on numerous factors. The extent and severity of these natural disasters determines their effect on the Indian economy. Although the long term effect of diseases such as the H5N1 “avian flu”, or H1N1, the swine flu, cannot currently be predicted, previous occurrences of avian flu and swine flu had an adverse effect on the economies of those countries in which they were most prevalent. An outbreak of a communicable disease in India could adversely affect Videocon d2h’s business, financial condition and results of operations. We cannot assure you that natural disasters will not occur in the future or that Videocon d2h’s business, financial condition and results of operations will not be adversely affected.

Any downgrade of credit ratings of India or Indian companies may adversely affect Videocon d2h’s ability to raise debt financing.

India’s sovereign foreign currency long-term debt is currently rated (i) “BBB-” (negative) by Standard & Poor’s Rating Group, a division of McGraw-Hill Companies, Inc. (“Standard & Poor’s”), (ii) “BBB-” (negative) by Fitch Ratings Ltd (“Fitch”), and (iii) “Baa3” (stable) by Moody’s Investors Services Limited (“Moody’s”). These ratings reflect an assessment of the GoI’s overall financial capacity to pay its obligations and its ability or willingness to meet its financial commitments as they become due.

No assurance can be given that Standard & Poor’s, Fitch, Moody’s or any other statistical rating organization will not downgrade the credit ratings of India. Any downgrade could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with Videocon d2h’s current variable rate debt and its ability to access the debt markets on favorable terms in the future. This could have an adverse effect on Videocon d2h’s financial condition.

A decline in India’s foreign exchange reserves may affect liquidity and interest rates in the Indian economy.

According to a report released by Reserve Bank of India (RBI), India’s foreign exchange reserves totaled approximately US$320 billion as of December 19, 2014. India’s foreign exchange reserves have declined recently and may have negatively affected the valuation of the Rupee. Further declines in foreign exchange reserves could adversely affect the valuation of the Rupee and could result in reduced liquidity and higher interest rates that could adversely affect Videocon d2h’s future financial condition and the market price of the Videocon d2h ADSs.

Risks Related to Videocon d2h ADSs to be issued in the Transaction

Since a majority of Videocon d2h’s directors, officers and assets reside or are located outside of the United States, investors may have difficulty enforcing judgments against Videocon d2h, its directors and officers.

Videocon d2h is incorporated under the laws of India. Further, Videocon d2h conducts substantially all of its operations in India. The majority of its directors and officers, and some of the experts named in our proxy statement/prospectus, reside outside the United States, and a majority of Videocon d2h’s assets and some or all of the assets of such persons are located outside the United States. As a result, it may be difficult or impossible to effect service of process within the United States upon Videocon d2h or those persons, or to recover against Videocon d2h or those persons on judgments of United States courts, including judgments predicated upon the civil liability provisions of the United States federal securities laws. An award of punitive damages by a United States court based upon United States federal securities laws is likely to be construed by Indian courts to be penal in nature and therefore unenforceable in India. Further, no claim may be brought in India against Videocon d2h or its directors and officers in the first instance for a violation of United States federal securities laws because these laws have no extraterritorial application under Indian law and are not enforceable in India. However, an Indian court may impose civil liability, including the possibility of monetary damages, on Videocon d2h or its directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Indian law. Moreover, it is unlikely that a court in India would award damages on the same basis as a foreign court if an action were brought in India or that the Indian court would enforce foreign judgments if it viewed the amount of damages as excessive or inconsistent with Indian practice or public policy.

The courts of India would not automatically enforce judgments of United States courts obtained in actions against Videocon d2h or its directors and officers, or some of the experts named in our proxy statement/prospectus, predicated upon the civil liability provisions of the United States federal securities laws, or entertain actions brought in India against Videocon d2h or such persons predicated solely upon United States federal securities laws. Further, the United States has not been declared by the Government of India to be a reciprocating territory for the purposes of enforcement of foreign judgments, and there are grounds upon which Indian courts may decline to enforce the judgments of United States courts. Some remedies available under the laws of United States jurisdictions, including remedies available under the United States federal securities laws, may not be allowed in Indian courts if contrary to public policy in India. Because judgments of United States courts are not automatically enforceable in India, it may be difficult for you to recover against Videocon d2h or its directors and officers or some experts named in our proxy statement/prospectus based upon such judgments. In India, prior approval of the RBI is required in order to repatriate any amount recovered pursuant to such judgments.

As a foreign private issuer, Videocon d2h is permitted to, and Videocon d2h will, follow certain home country corporate governance practices in lieu of certain NASDAQ requirements applicable to U.S. issuers. As a result, Videocon d2h’s shareholders and ADS holders will not have the protections afforded by these corporate governance requirements, which may make its ADSs less attractive to investors or otherwise harm the ADS share price.

As a foreign private issuer whose ADSs will be listed on NASDAQ, Videocon d2h will be permitted to follow certain home country corporate governance practices in lieu of certain NASDAQ requirements, although Videocon will be subject to certain independence requirements with respect to its audit committee under NASDAQ rules. NASDAQ listing rules require, inter alia, that (i) a majority of the board of directors of a listed company be comprised of independent directors; (ii) each listed company have an audit committee comprised of at least three members, each of whom must be an independent director; and (iii) each listed company have a compensation committee comprised of at least two members, each of whom must be an independent director.

In accordance with the Indian Companies Act a public company with paid up share capital of Rs.100 million or more; or turnover of Rs.1,000 million or more; or outstanding loans, debentures and deposits which in aggregate exceed Rs.500 million, is required to have at least two independent directors on its board of directors. Further, such company is required to constitute a Nomination and Remuneration Committee, comprising at least three non-executive directors, of whom a majority must be independent directors, who shall be responsible for determining qualifications and independence of directors and formulating a policy relating to the remuneration of directors and key managerial personnel. A foreign private issuer must disclose in its annual reports filed with the SEC each NASDAQ requirement it does not comply with, followed by a description of its applicable home country practice. As a company incorporated in India and listed on the NASDAQ, Videocon d2h expects to follow its home country practice with respect to the composition of Videocon d2h’s board of directors and Nomination, Remuneration and Compensation Committees and executive sessions. Unlike the requirements of the NASDAQ, the corporate governance practice and requirements in India include, that a “public company” under the Indian Companies Act, which is not listed on any stock exchanges in India, is required to comply with the provisions of the Indian Companies Act, including the following provisions relating to corporate governance:

Composition of Board of Directors: In accordance with Indian Companies Act, a public company with paid up share capital of Rs.100 million or more; or turnover of Rs.1,000 million or more; or outstanding loans, debentures and deposits which in aggregate exceeds Rs.500 million, is required to have at least two independent directors on its board of directors. The Indian Companies Act prescribes certain eligibility criteria for qualifying as an independent director.

Additionally, a public company with paid up share capital of Rs.1,000 million or more; or turnover of Rs.3,000 million or more is required to have at least one woman director on its board of directors with effect from April 1, 2015.

Board Committees: In accordance with the Indian Companies Act, a public company with paid up share capital of Rs.100 million or more; or turnover of Rs.1,000 million or more; or outstanding loans, debentures and deposits which in aggregate exceeds Rs.500 million, is required to constitute the following committees.

•	Audit Committee — The audit committee, in accordance with Indian Companies Act, is required to be composed of at least three directors, with independent directors forming a majority; however, because Videocon d2h expects the ADSs to be listed on NASDAQ following the closing of the Transaction, it will be required to have an audit committee consisting entirely of independent directors, subject to certain limited exceptions. Majority of the members, including the chairman of the audit committee should have the ability to read and understand financial statements. The audit committee is responsible for overseeing a company’s financial reporting process and disclosures of its financial information.

•	Nomination and Remuneration Committee — The nomination and remuneration committee, responsible for determining qualifications and independence of directors and formulating a policy relating to the remuneration of directors and key managerial personnel, shall be composed of three or more non-executive directors, of which not less than one half should be independent directors.

In addition, should a company have net worth of Rs.5,000 million or more; or turnover of Rs.10,000 million or more; or net profit of Rs.50 million or more during any fiscal year, it will be required to constitute a Corporate Social Responsibility Committee of the Board composed of three or more directors, of which at least one director is required to be an independent director. Similarly, should a company have more than 1,000 security holders; it will be required to constitute a Stakeholders Relationship Committee for resolving the grievances of the security holders, composed of a chairman who is a non-executive director and such other members that the board of directors may decide.

Accordingly, Videocon d2h’s shareholders will not have the same protection afforded to shareholders of companies that are subject to all of the NASDAQ corporate governance requirements, which could make its ADSs less attractive to some investors or could otherwise harm the market price of the ADSs.

An active trading market for Videocon d2h ADSs may not develop and the trading price for Videocon d2h ADSs may fluctuate significantly.

Prior to the issuance of the Videocon d2h ADSs, there has been no public market for Videocon d2h’s equity shares or ADSs. If an active public market for Videocon d2h’s ADSs does not develop after the closing of the Transaction, the market price and liquidity of Videocon d2h’s ADS may be adversely affected. Assuming Videocon d2h’s ADSs are approved for listing on NASDAQ, a liquid public market for Videocon d2h’s ADSs may not develop or be sustained after the closing of the Transaction. The offering price for Videocon d2h’s ADSs was determined by negotiation between Videocon d2h and us and the price at which the ADSs are traded after the closing of the Transaction may decline below the offering price, which means you may experience a decrease in the value of your ADSs regardless of Videocon d2h’s operating performance or prospects. In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted securities class actions against that company. If Videocon d2h were involved in a class action suit, it could divert the attention of senior management, and, if adversely determined, could have a material adverse effect on Videocon d2h’s business, results of operations and financial condition.

Because the price of the ADSs is substantially higher than Videocon d2h’s book value per equity share, you will incur immediate and substantial dilution.

Purchasers of Videocon d2h ADSs will experience immediate and substantial dilution in net tangible book value per ADS from the Issue price per ADS. Assuming none of our stockholders exercise their redemption rights, after giving effect to the issue of ADSs at the assumed price of US$10.00 per ADS, Videocon d2h’s net tangible book value as of September 30, 2014 would have been approximately US$151.90 million, or US$1.55 per ADS. This represents an immediate dilution in net tangible book value of US$8.45 per ADS to investors in the Transaction.

The sale or availability for sale of substantial amounts of Videocon d2h ADSs could adversely affect its market price.

Sales of substantial amounts of Videocon d2h’s ADSs in the public market after the completion of the Transaction, or the perception that such sales could occur, could adversely affect the market price of Videocon d2h’s ADSs and could materially impair Videocon d2h’s future ability to raise capital through offerings of ADSs or other equity shares.

Assuming none of our stockholders exercise their redemption rights, Videocon d2h will have 393 million equity shares outstanding immediately after the Transaction. Further, although certain of Videocon d2h shareholders are subject to restrictions on selling shares until the expiration of the lock-in period, all of the ADSs issued in the Transaction will be freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), unless held by Videocon d2h’s “affiliates” or our “affiliates” as that term is defined in Rule 144 under the Securities Act. Subject to the one year or 365-day lock-up restrictions described below and other applicable restrictions and limitations under Rule 144 of the Securities Act, all of Videocon d2h’s equity shares outstanding prior to the Transaction will be eligible for sale in the public market. If these equity shares are converted to ADSs and sold, or if it is perceived that they will be sold, in the public market, the value of Videocon d2h’s equity shares and the ADSs could decline.

In connection with the Transaction, Videocon d2h and its significant shareholders have entered into a lock-up agreement pursuant to which they have agreed, subject to some exceptions, not to sell any equity shares or equity shares underlying ADSs for a period of one year after the date of our proxy statement/prospectus without the approval of Videocon d2h’s Audit Committee. However, after the lock-up agreement expires, we cannot predict what effect, if any, market sales of equity shares held by Videocon d2h’s significant shareholders or any other shareholder or the availability of these equity shares for future sale will have on the market price of Videocon d2h ADSs. See the risk factor entitled “A significant portion of Videocon d2h’s shareholding is pledged as security to banks and financial institutions.”

Future issuances of equity shares by Videocon d2h may dilute your holdings and decrease the market value of your ADSs.

Any issuance of equity shares by Videocon d2h after the closing of the Transaction such as pursuant to Videocon’s ESOP 2014, could dilute the interests of Videocon d2h shareholders and could substantially decrease the value of Videocon d2h’s equity shares and ADSs. Videocon d2h may issue equity or equity-linked securities in the future for a number of reasons, including to finance Videocon d2h’s operations and business strategy (including in connection with acquisitions and other transactions), to adjust Videocon d2h’s ratio of debt to equity, to satisfy Videocon d2h’s obligations upon the exercise of then-outstanding options or other equity-linked securities, if any, or for other reasons.

The requirements of being a public company may strain Videocon d2h’s resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, Videocon d2h will be subject to the reporting requirements of the Securities Exchange Act, the Sarbanes-Oxley Act and NASDAQ rules, including those promulgated in response to the Sarbanes-Oxley Act. The requirements of these rules and regulations will increase Videocon d2h’s legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on its systems and resources. The Exchange Act requires, among other things, that Videocon d2h file annual, quarterly and current reports with respect to its business and financial condition. The Sarbanes-Oxley Act requires, among other things, that Videocon d2h maintain effective disclosure controls and procedures and internal controls for financial reporting. To maintain and improve the effectiveness of Videocon d2h’s disclosure controls and procedures, it will need to commit significant resources, hire additional staff and provide additional management oversight. Videocon d2h will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In addition, sustaining Videocon d2h’s growth also will require it to commit additional management, operational and financial resources to identify new professionals to join its organization and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on Videocon d2h’s business, financial condition, results of operations and cash flows.

Videocon d2h expects to incur significant additional annual expenses related to these steps associated with, among other things, director fees, reporting requirements, transfer agent fees, additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses. Videocon d2h also expects that the new rules and regulations to which it will be subject as a result of being a public company will make it more expensive for Videocon d2h to obtain director and officer liability insurance, and it may be required to accept reduced coverage for such directors and officers. Any of these factors could make it more difficult for Videocon d2h to attract and retain qualified members of its board of directors.

Videocon d2h has no operating history as a publicly-traded company, and its inexperience could materially and adversely affect the company and its shareholders.

Videocon d2h has no operating history as a publicly-traded company. Its board of directors and senior management team will have overall responsibility for the company’s management and only a limited number of Videocon d2h’s directors or members of its senior management team have prior experience in operating a public company. As a publicly-traded company, Videocon d2h will be required to develop and implement substantial control systems, policies and procedures in order to satisfy its periodic SEC reporting and NASDAQ obligations. We assure you that management’s past experience will be sufficient to successfully develop and implement these systems, policies and procedures and to operate the company. Failure to do so could jeopardize Videocon d2h’s compliance with the rules and regulations applicable to publicly-traded companies, which could materially and adversely affect the company, its shareholders and the market price for the company’s securities.

If Videocon d2h fails to establish and maintain an effective system of integrated internal controls, it may not be able to report its financial results accurately, which could have a material adverse effect on its business, financial condition and results of operations.

Ensuring that Videocon d2h has adequate internal financial and accounting controls and procedures in place so that it can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and attestations of the effectiveness of internal controls by independent auditors. Videocon d2h would be required to perform the annual review and evaluation of our internal controls no later than for the fiscal year ending 2020. Videocon d2h initially expects to qualify as an emerging growth company, and thus, would be exempt from the auditors’ attestation requirement until such time as Videocon d2h no longer qualifies as an emerging growth company. Videocon d2h will need to implement substantial control systems and procedures in order to satisfy the reporting requirements under the Exchange Act and applicable NASDAQ requirements, among other items. Establishing these internal controls will be costly and may divert the management’s attention.

Evaluation by Videocon d2h of its internal controls over financial reporting may identify material weaknesses that may cause it to be unable to report its financial information on a timely basis and thereby subject it to adverse regulatory consequences, including sanctions by the SEC or violations of NASDAQ listing rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in Videocon d2h and the reliability of its financial statements. Confidence in the reliability of Videocon d2h’s financial statements also could suffer if it or its independent registered public accounting firm were to report a material weakness in its internal controls over financial reporting. This could materially adversely affect Videocon d2h’s business, financial condition and results of operations and could also lead to a decline in the price of its ADSs.

If securities or industry analysts do not publish research or reports about Videocon d2h’s business, or if they downgrade their recommendations regarding its ADSs, the ADS stock price and trading volume could decline.

The trading market for Videocon d2h’s ADSs will be influenced by the research and reports that industry or securities analysts publish about Videocon d2h or its business. If any of the analysts who cover Videocon d2h downgrades its ADSs or publishes inaccurate or unfavourable research about its business, its ADS price may decline. If analysts cease coverage of Videocon d2h or fail to regularly publish reports on Videocon d2h, Videocon d2h could lose visibility in the financial markets, which in turn could cause the price of its ADSs or trading volume to decline and its ADSs to be less liquid.

Videocon d2h’s ADS price may be volatile and may decline substantially from the offering price.

Even if a trading market develops after the Transaction, the market price of Videocon d2h’s ADSs may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of its ADSs in spite of its operating performance. In addition, Videocon d2h’s operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in its quarterly operating results or dividends, if any, to holders of its ADSs, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about its industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting its business, adverse market reaction to any indebtedness Videocon d2h may incur or securities it may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by its competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industry Videocon d2h operates in or individual scandals, and in response to these events the market price of Videocon d2h’s ADSs could decrease significantly.

Videocon d2h may be classified as a passive foreign investment company, which could result in adverse United States federal income tax consequences to US Holders.

Based on the market prices of Videocon d2h’s ADSs and the composition of Videocon d2h’s income and assets, including goodwill, although not clear, Videocon d2h does not believe it was a “passive foreign investment company” or PFIC, for United States federal income tax purposes for its taxable year ended March 31, 2014. However, the application of the PFIC rules is subject to uncertainty in several respects and, therefore, the US Internal Revenue Service may assert that, contrary to its belief, it was a PFIC for such taxable year. Moreover, although the asset test (defined below) is required to be calculated based on the fair market value of its assets, it did not do a valuation of its assets and its belief that it was not a PFIC for its taxable year ended March 31, 2014 is, in part, based on the book value of its assets. A non-United States corporation will be considered a PFIC for any taxable year if either (1) at least 75% of its gross income for such year is passive income or (2) at least 50% of the total value of its assets (based on an average of the quarterly values of the assets during such year) is attributable to assets, including cash, that produce or are held for the production of passive income, or passive assets. In addition, a separate determination must be made after the close of each taxable year as to whether Videocon d2h was a PFIC for that year. Because the aggregate value of its assets for purposes of the PFIC test will generally be determined by reference to the market price of its ADSs, fluctuations in the market price of the ADSs may cause Videocon d2h to become a PFIC. In addition, changes in the composition of its income or assets may cause it to become a PFIC. Accordingly, we cannot assure you that Videocon d2h will not be a PFIC for the taxable year that will end on March 31, 2015 or any future taxable year. If it was a PFIC for any taxable year during which a U.S. holder holds an ADS or an equity share, certain adverse United States federal income tax consequences could apply to the U.S. holder. A U.S. holder of shares in a PFIC may mitigate such adverse tax consequences under the PFIC rules by making a “qualified electing fund” election to include in income its share of the corporation's income on a current basis. However, if Videocon d2h is a PFIC, you may make a qualified electing fund election with respect to Videocon d2h’s ADSs or equity shares only if Videocon d2h agrees to furnish you annually with certain tax information, and it currently does not intend to prepare or provide such information.

Holders of the ADSs might not have the same voting rights as the holders of Videocon d2h’s equity shares and might not receive voting materials in time to be able to exercise their right to vote.

Except as described in our proxy statement/prospectus and in the deposit agreement, holders of the ADSs will not be able to exercise voting rights attaching to the equity shares evidenced by the ADSs on an individual basis. Under the deposit agreement, holders of ADSs must vote by giving voting instructions to the depositary, including instructions to give a discretionary proxy to a person designated by Videocon d2h. Upon receipt of such holder’s voting instructions, the depositary will vote the underlying equity shares in accordance with these instructions. Holders of ADSs will not be able to directly exercise their right to vote with respect to the underlying equity shares unless they withdraw the equity shares. Holders of ADSs may not receive voting materials in time to instruct the depositary to vote, and it is possible that holders of ADSs, or persons who hold their ADSs through brokers, dealers or other third parties, will not have the opportunity to exercise their right to vote.

The voting rights of holders of ADSs are limited by the terms of the deposit agreement.

A holder of the ADSs may only exercise the voting rights with respect to the underlying equity shares in accordance with the provisions of the deposit agreement. Upon receipt of voting instructions of a holder of ADSs in the manner set forth in the deposit agreement, the depositary will endeavor to vote the underlying equity shares in accordance with these instructions. When a general meeting is convened, holders of ADSs may not receive sufficient notice of a shareholders’ meeting to permit them to withdraw their equity shares to allow them to cast their votes with respect to any specific matter. In addition, the depositary and its agents may not be able to send voting instructions to holders of ADSs or carry out their voting instructions in a timely manner. Videocon d2h will make all reasonable efforts to cause the depositary to extend voting rights to holders of ADSs in a timely manner, but we cannot assure such holders that they will receive the voting materials in time to ensure that they can instruct the depositary to vote their shares. Furthermore, the depositary will not vote on any matter for which voting is conducted on a show of hands basis in accordance with Videocon d2h’s Articles of Association and will not have an obligation to demand voting on a poll basis. The depositary and its agents will not be responsible for any failure to carry out any instructions to vote, for the manner in which any vote is cast, or for the effect of any such vote. As a result, holders of ADSs may not be able to exercise their right to vote and may lack recourse if their equity shares are not voted as requested.

A holder of ADSs right to participate in any future rights offerings may be limited, which may cause dilution to such holder’s holdings.

Videocon d2h may, from time to time, distribute rights to its shareholders, including rights to acquire Videocon d2h securities. However, Videocon d2h cannot make rights available to holders of ADSs in the United States unless Videocon d2h registers the rights and the securities to which the rights relate under the Securities Act or an exemption from the registration requirements is available. In addition, the deposit agreement provides that the depositary will not make rights available to holders of ADSs unless the distribution to ADS holders of both the rights and any related securities are either registered under the Securities Act or exempted from registration under the Securities Act. Videocon d2h is under no obligation to file a registration statement with respect to any such rights or securities or to endeavor to cause such a registration statement to be declared effective. Moreover, Videocon d2h may not be able to establish an exemption from registration under the Securities Act. Accordingly, ADS holders may be unable to participate in Videocon d2h’s rights offerings and may experience dilution in their holdings. In addition, if the depositary is unable to sell rights that are not exercised or not distributed, or if the sale is not lawful or reasonably practicable, it will allow the rights to lapse, in which case holders of ADSs will receive no value for these rights.

Holders of ADSs may be subject to limitations on transfer of their ADSs.

ADSs are transferable on the books of the depositary. However, the depositary may close its transfer books at any time or from time to time when it deems necessary in connection with the performance of its duties. The depositary may close its books from time to time for a number of reasons, including in connection with corporate events such as a rights offering, during which time the depositary needs to maintain an exact number of ADS holders on its books for a specified period. The depositary may also close its books in emergencies, and on weekends and public holidays. In addition, the depositary may refuse to deliver, transfer or register transfers of ADSs generally when Videocon d2h’s books or the books of the depositary are closed, or at any time if Videocon d2h or the depositary deem it advisable to do so because of any requirement of law or of any government or governmental body, or under any provision of the deposit agreement.

Holders of ADSs might not receive distributions on Videocon d2h’s equity shares, or any value for them at all, if it is unlawful or impracticable for Videocon d2h to make them available to such holders.

The depositary of the ADSs has agreed to pay holders of ADSs the cash dividends or other distributions it or the custodian for the ADSs receives on Videocon d2h’s equity shares or other deposited securities after deducting its fees and expenses in accordance with the deposit agreement. Holders of ADSs will receive these distributions in proportion to the number of Videocon d2h equity shares that their ADSs represent. However, the depositary is not responsible if it is unlawful or impracticable to make a distribution available to any holders of ADSs. For example, it would be unlawful to make a distribution to a holder of ADSs if it consists of securities that require registration under the Securities Act but such securities are not properly registered or distributed pursuant to an applicable exemption from registration. The depositary is not responsible for making a distribution available to any holders of ADSs if any government approval or registration is required for such distribution. Videocon d2h has no obligation to take any other action to permit the distribution of the ADSs, equity shares, rights or anything else to holders of the ADSs. This means that holders of ADSs might not receive the distributions that Videocon d2h makes on its equity shares or any value for them at all if it is unlawful or impracticable for Videocon d2h to make them available to you.

Risks Related to the Company and the Transaction

Our Initial Stockholders, Eli Baker and Jay Itzkowitz either directly or beneficially own shares of our common stock and warrants and have obligations and interests in the Transaction that are different from, or in addition to, our public stockholders. If the Transaction is not approved, the securities held by our Initial Stockholders, Eli Baker and Jay Itzkowitz will likely become worthless.

Our Initial Stockholders, Eli Baker and Jay Itzkowitz have agreed to vote their Founder Shares, as well as any additional shares purchased during or after our initial public offering, in favor of the Transaction. Accordingly, it is more likely that the requisite stockholder approval will be received than would be the case if our Initial Stockholders, Eli Baker and Jay Itzkowitz had agreed to vote their Founder Shares in accordance with the majority of votes cast by our public stockholders. Our Initial Stockholders, Eli Baker and Jay Itzkowitz beneficially own, in the aggregate, approximately 19.5% of the issued and outstanding shares of our common stock.

In light of the amount of consideration paid, our Initial Stockholders, Eli Baker and Jay Itzkowitz will likely significantly benefit from the consummation of the Transaction, even if the Transaction causes the market price of our securities to significantly decline. Furthermore, the $7.5 million purchase price of the 15,000,000 Private Placement Warrants will be included in the working capital that is distributed to our public stockholders in the event of our dissolution and liquidation if we fail to consummate an initial business combination by July 30, 2015. These factors may influence our Initial Stockholders, Eli Baker and Jay Itzkowitz in promoting the Transaction and/or soliciting proxies for the approval of the Transaction and approval of the Warrant Amendment. The common stock and warrants held by our Initial Stockholders had an aggregate market value (without taking into account any discount that may be attributed to such securities due to their restricted nature or any exercise limitations of the Private Placement Warrants) of $86.375 million based on the closing sale prices of $9.80 and $0.45, respectively, on OTCQB on December 30, 2014. The Founder Shares are subject to lock-up agreements, and our Initial Stockholders, Eli Baker and Jay Itzkowitz have waived any rights to receive any liquidation proceeds that may be distributed upon our liquidation in respect of the Founder Shares. Therefore, if the Transaction is not approved by our stockholders, and we are subsequently required to commence proceedings to dissolve and liquidate, the Founder Shares and Private Placement Warrants held directly or beneficially by the Initial Stockholders, Eli Baker and Jay Itzkowitz will be worthless.

In addition, in considering the recommendation of our board of directors in the proxy statement/prospectus to vote in favor of the Transaction and the Warrant Amendment, you should also be aware that (i) it is currently anticipated that Harry E. Sloan and Jeff Sagansky, each of whom is a current member of our board of directors, will each be appointed as a director of Videocon d2h following the Transaction and will be compensated for such service in the same manner as the other directors of Videocon d2h, and (ii) if the Transaction is not approved and we have not completed an alternative business combination by July 30, 2015, the Founder Shares and Private Placement Warrants held by the Initial Stockholders, Eli Baker and Jay Itzkowitz will be worthless because they are not entitled to receive any of the funds held in the Trust Account that may be distributed upon our liquidation.

In addition, if we dissolve and liquidate prior to the consummation of an initial business combination, Harry E. Sloan and Jeff Sagansky, pursuant to certain written agreements executed in connection with our initial public offering, will be personally liable for any successful claims made by third parties for services rendered or products sold to us and by potential target businesses who entered into written agreements, such as a letter of intent or confidentiality agreement, with us and who did not waive all of their rights to make claims against the proceeds in the Trust Account, to the extent such claims reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account, in each case less franchise and income taxes payable.

Our directors will not receive reimbursement for any out-of-pocket expenses incurred by them on our behalf incident to identifying, investigating and consummating a business combination to the extent such expenses exceed the amount not required to be retained in the Trust Account, unless a business combination is consummated.

The personal and financial interests of our directors may have influenced their decision as members of our board of directors to approve and adopt the Contribution Agreement and the Warrant Agreement Amendment. In considering the recommendations of our board of directors to vote in favor of the Transaction and the Warrant Agreement Amendment, you should consider these interests. Additionally, the exercise of the directors’ discretion in agreeing to changes or waivers in the terms of the Contribution Agreement prior to the vote by the stockholders or warrantholders, as applicable, may result in a conflict of interest when determining whether such changes or waivers are appropriate and in the stockholders’ or warrantholders’, as applicable, best interest.

In connection with the stockholder vote to approve the Transaction, the Sponsor, our directors, executive officers, advisors or their affiliates may elect to purchase Public Shares from our public stockholders, which may influence the vote to approve the Transaction or public warrants from warrantholders, which may influence the vote to approve the Warrant Agreement Amendment.

In connection with the stockholder vote to approve the Transaction, the Sponsor, our directors, executive officers, advisors or their affiliates may purchase shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of the Transaction, although they are under no obligation to do so. Such a share purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that the Sponsor, our directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from holders of Public Shares other than the Initial Stockholders, Jay Itzkowitz and Eli Baker (the “public stockholders”) who have already elected to exercise their redemption rights, such public stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the Transaction and thereby increase the likelihood of obtaining stockholder approval of the Transaction or to satisfy the closing condition in the Contribution Agreement that requires the Contribution Amount to be at least $200,850,000, where it appears that such requirement would otherwise not be met. This may result in the completion of the Transaction that may not otherwise have been possible. Similarly, the purchase of warrants could increase the likelihood that the Warrant Agreement Amendment is approved in circumstances in which such approval could not be otherwise obtained.

If a stockholder fails to receive notice of our offer of redemption in connection with the vote to approve the Transaction, such shares may not be redeemed.

We will comply with the proxy rules when conducting redemptions in connection with the stockholder vote to approve the Transaction. Despite compliance with these rules, if a stockholder fails to receive the proxy materials, such stockholder may not become aware of the opportunity to redeem his, her or its Public Shares. In addition, the proxy materials that we are furnishing to holders of our shares in connection with the Transaction describe the various procedures that must be complied with in order to validly redeem the shares. In the event that a stockholder fails to comply with these procedures, such stockholder’s shares may not be redeemed.

Our securityholders will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate their investment, therefore, our securityholders may be forced to sell their shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described in the proxy statement/prospectus, and (ii) the redemption of our Public Shares if we are unable to complete an initial business combination by April 30, 2015 (or July 30, 2015, as applicable), subject to applicable law and as further described in the proxy statement/prospectus. In addition, if we plan to redeem our shares if we are unable to complete an initial business combination by April 30, 2015 (or July 30, 2015, as applicable), compliance with Delaware law may require that we submit a proposal to dissolve to our then-existing stockholders for approval prior to the distribution of the proceeds held in the Trust Account. In that case, our public stockholders may be forced to wait beyond April 30, 2015 (or July 30, 2015, as applicable) before they receive funds from the Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate their investment, our securityholders may be forced to sell their shares or warrants, potentially at a loss.

NASDAQ recently delisted our securities from trading on its exchange, which could limit investors’ ability to effect transactions in our securities and subject us to additional trading restrictions.

Our units, common stock and warrants were delisted from NASDAQ as of December 8, 2014 as a result of our failure to demonstrate compliance with the NASDAQ listing requirement that listed companies have at least 300 public holders. The delisting of our securities could have significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our common stock is a “penny stock” which will require brokers trading in such common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Because the market price of Videocon d2h ADSs will fluctuate and because there is currently no trading market for the Videocon d2h equity shares and corresponding ADSs, our stockholders cannot be sure of the value of the consideration they will receive when the Transaction is completed, and the value may be less than what respective shareholders originally paid for their shares of our common stock.

If the Transaction is completed, Videocon d2h will receive the Contribution Amount from us in exchange for the issuance of equity shares of Videocon d2h, represented by ADSs. Each holder of one share of our common stock for which the holder did not validly exercise redemption rights will receive one ADS in the Transaction, subject to adjustment in accordance with the Contribution Agreement. The value of Videocon d2h’s ADSs may vary significantly from the closing price of our equity shares on the date the Transaction was announced, on the date the parties entered into the Contribution Agreement, on the date that the proxy statement/prospectus was mailed to our stockholders and warrantholders or on the date of the special meetings of our stockholders and warrantholders to approve the Transaction and the Warrant Agreement Amendment, or thereafter. No trading market for Videocon d2h’s equity shares or the ADSs representing the equity shares currently exists and, therefore, our securityholders cannot be sure of the price at which the ADSs will trade if the Transaction is completed.

Therefore, the value of the Videocon d2h ADSs that our stockholders receive in the Transaction, either upon or after the completion of the Transaction, may be lower than what our securityholders originally paid for their corresponding securities prior to the Transaction.

The ability of our stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that the Transaction would be unsuccessful and that our stockholders would have to wait for liquidation in order to redeem their stock.

Since the Contribution Agreement requires the Contribution Amount to be at least $200,850,000, the probability that the Transaction with Videocon d2h will be unsuccessful is increased if a large number of our Public Shares are tendered for redemption. If the Transaction is unsuccessful, our public stockholders will not receive their pro rata portion of the Trust Account until the Trust Account is liquidated. If our public stockholders are in need of immediate liquidity, they could attempt to sell their stock in the open market; however, at such time, our stock may trade at a discount to the pro rata per share amount in the Trust Account. In either situation, our stockholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with the redemption until the Company is liquidated or our stockholders are able to sell their stock in the open market.

If one of our stockholders chooses to redeem his, her or its shares, he, she or it may not exercise his, her or its redemption rights to cause the redemption of his, her or its shares of our common stock for a pro rata portion of the Trust Account, including any interest earned thereon, less franchise and income taxes payable, until the date that is two business days prior to the date of the special meeting of our stockholders to vote on the Transaction.

Stockholders holding shares of our common stock issued in our initial public offering, whether or not they vote against the Transaction, may elect to redeem all or a portion of their shares of common stock upon the completion of the Transaction for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account which holds the proceeds of our initial public offering as of two business days prior to the consummation of the Transaction, including interest, less franchise and income taxes payable, upon the closing of the Transaction. Any stockholder who seeks to exercise this redemption right must, with respect to the portion of shares he, she or it wishes to redeem, prior to 4:30 p.m. Eastern time on March 26, 2015 (two business days before the special meeting), (i) submit a written request to our transfer agent that we redeem such Public Shares for cash, and (ii) deliver their stock to our transfer agent physically or electronically through the Depository Trust Company (“DTC”). The address of Continental Stock Transfer & Trust Company, our transfer agent, is 17 Battery Place, New York, New York 10004, Attn: Mark Zimkind.

If an individual stockholder or a “group” of stockholders are deemed to hold in excess of 10% of our common stock, that individual or group will lose the ability to redeem all such shares in excess of 10% of our common stock.

Our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 10% of the Public Shares (the “Excess Shares”). However, stockholders are not restricted from voting all of their shares (including Excess Shares) for or against the Transaction. The inability to redeem the Excess Shares will reduce the influence of our stockholders over our ability to complete the Transaction, and such stockholders could suffer a material loss on their investment in us if they sell their Excess Shares in open market transactions. Additionally, such stockholders will not receive redemption distributions with respect to the Excess Shares if we complete the Transaction. As a result, such stockholders would continue to hold that number of shares exceeding 10% and, in order to dispose of such shares, would be required to sell their stock in open market transactions, potentially at a loss.

We expect to incur significant costs associated with the Transaction, whether or not the Transaction is completed, and if we incur costs in excess of a specified amount, Videocon d2h may not be obligated to consummate the Transaction.

Whether or not the Transaction is completed, we expect to incur significant costs associated with the Transaction, including due diligence, legal, accounting and other expenses associated with structuring, negotiating and documenting the Transaction. If the parties do not consummate the Transaction, and if time permits us to seek an alternative business combination, then the costs we will have incurred with respect to the proposed business combination with Videocon d2h will reduce the amount of cash otherwise available to complete an alternative business combination. We estimate that we will incur significant transaction costs associated with the Transaction of at least approximately $50.4 million. In addition, if the combination of deferred underwriting fees and commissions, our transaction expenses and payments to warrantholders exceed approximately $50.4 million, together with redemptions of Public Shares in excess of 7,387,387 shares, then we may not be able to meet the closing condition contained in the Contribution Agreement that the Contribution Amount is at least $200,850,000, and Videocon d2h will not be obligated to consummate the Transaction.

Videocon d2h is required to obtain certain approvals of the MIB in respect of the Transaction and related matters. If it fails to do so, the Transaction cannot take place.

Under the terms of the DTH Guidelines and the DTH License Agreement, Videocon d2h is required to obtain the prior written permission of the MIB for effecting any change in its equity structure and security clearance from the MIB in respect of each of Messrs. Sloan and Sagansky (and the alternate directors for each, if any).

In the event that the MIB does not grant such approval, Videocon d2h will be unable to consummate the Transaction. Further, we are unable to guarantee that Videocon d2h will obtain approvals required from the MIB in the future in a timely manner, or at all, or that it will be able to comply with any further conditions imposed by the MIB while granting such permissions.

There are significant limitations on our right to make damage claims against Videocon d2h for the breach of any representations, warranties or covenants made by Videocon d2h in the Contribution Agreement.

The Contribution Agreement provides that Videocon d2h will indemnify us and our affiliated indemnitees under the Contribution Agreement from and against the entirety of any damages suffered as a result of any breach by Videocon d2h of a representation, warranty or post-closing covenant of Videocon d2h. However, there are significant limitations on our right to indemnification under the Contribution Agreement, including:

•	We will not be entitled to indemnification with respect to the inaccuracy or non-compliance of any representations, warranties, covenants or agreements of Videocon d2h in the Contribution Agreement or any other certificate or document delivered pursuant to the Contribution Agreement if Videocon d2h proves that we obtained actual knowledge of such inaccuracy or non-compliance from Videocon d2h prior to entering into the Contribution Agreement.

•	Videocon d2h will have no liability with respect to any claim for breach of a representation or warranty of Videocon d2h unless we notify Videocon d2h of such a claim on or before the date that is 30 days after the earlier of the date on which Videocon d2h has made publicly available (by inclusion in a Form 6-K filed with the SEC) its audited financial statements (which are audited by a Public Company Accounting Oversight Board registered firm and are prepared under IFRS) for (i) the full fiscal year ending March 31, 2016 or (ii) the six-month period ended September 30, 2015, if either Harry E. Sloan or Jeff Sagansky or an alternate director or nominee director appointed on their behalf by them, served on the audit committee of the Board of Directors of Videocon d2h which approved such financial statements and such financial statements include all of the information and notes required for annual financial statements under IFRS.

•	Other than with respect to damages relating to any intentional or fraudulent breach of a representation or warranty by Videocon d2h, Videocon d2h will have no liability with respect to any claim for breach of a representation or warranty of Videocon d2h until we and our affiliated indemnitees have suffered aggregate damages by reason of all such breaches in excess of an amount equal to 2.0% of the Contribution Amount (the “Basket”), after which point Videocon d2h will be obligated to indemnify us and our affiliated indemnitees from and against damages which exceed the Basket.

•	Other than with respect to damages relating to any intentional or fraudulent breach of a representation or warranty by Videocon d2h, the aggregate maximum liability of Videocon d2h with respect to any claim for breach of a representation or warranty of Videocon d2h will be an amount equal to 12.5% of the Contribution Amount.

•	Videocon d2h will not be liable to indemnify us or any of our affiliated indemnitees from or against any damages arising out of, relating to, or caused by the realization of any contingent liabilities expressly disclosed as such in the audited balance sheets, statements of income, shareholders’ equity and cash flows of Videocon d2h as of and for the fiscal years ended March 31, 2013 and March 31, 2014 or the legal proceedings set forth in the proxy statement/prospectus.

As a “foreign private issuer” under the rules and regulations of the SEC, Videocon d2h is exempt from a number of rules under the Exchange Act and may be permitted to file less or different information with the SEC than a company incorporated in the United States or otherwise subject to these rules.

Videocon d2h is considered a “foreign private issuer” under the Exchange Act and is therefore exempt from certain rules under the Exchange Act, including the proxy rules, which impose certain disclosure and procedural requirements for proxy solicitations for U.S. and other issuers. Moreover, Videocon d2h is not required to file periodic reports and financial statements with the SEC as frequently or within the same time frames as U.S. companies with securities registered under the Exchange Act. Videocon d2h currently prepares its financial statements in accordance with IFRS. Videocon d2h will not be required to file financial statements prepared in accordance with or reconciled to U.S. GAAP so long as its financial statements are prepared in accordance with IFRS as issued by the International Accounting Standards Board, which do not differ from IFRS as adopted by the European Union. Videocon d2h is not required to comply with Regulation FD, which imposes restrictions on the selective disclosure of material information to shareholders. In addition, Videocon d2h’s officers, directors and principal shareholders are exempt from the reporting and short-swing profit recovery provisions of Section 16 of the Exchange Act and the rules under the Exchange Act with respect to their purchases and sales of Videocon d2h shares. Accordingly, after the Transaction, if you continue to hold Videocon d2h ADSs, you may receive less or different information about Videocon d2h than you currently receive about us.

Videocon d2h could lose its status as a “foreign private issuer” under current SEC rules and regulations if more than 50% of Videocon d2h’s outstanding voting securities become directly or indirectly held of record by U.S. holders and one of the following is true: (i) the majority of Videocon d2h’s directors or executive officers are U.S. citizens or residents; (ii) more than 50% of Videocon d2h’s assets are located in the United States; or (iii) Videocon d2h’s business is administered principally in the United States. If Videocon d2h loses its status as a foreign private issuer in the future, it will no longer be exempt from the rules described above and, among other things, will be required to file periodic reports and annual and quarterly financial statements as if it were a company incorporated in the United States. If this were to happen, Videocon d2h would likely incur substantial costs in fulfilling these additional regulatory requirements and members of Videocon d2h’s management would likely have to divert time and resources from other responsibilities to ensuring these additional regulatory requirements are fulfilled.

Videocon d2h has not previously operated as a foreign private issuer in the United States, and fulfilling its obligations as a foreign private issuer after the Transaction may be expensive and time consuming.

Videocon d2h has not previously been required to prepare or file periodic and other reports with the SEC or to comply with the other requirements of U.S. federal securities laws applicable to public companies, such as Section 404 of the Sarbanes-Oxley Act of 2002. Although Videocon d2h currently maintains separate legal and compliance and internal audit functions, Videocon d2h has not previously been required to establish and maintain disclosure controls and procedures and internal controls over financial reporting as will be required with respect to a public company with substantial operations and shares registered in the United States.

Under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of NASDAQ, where Videocon d2h intends to apply for listing of the Videocon d2h ADSs, Videocon d2h may be required to implement additional corporate governance practices and adhere to a variety of reporting requirements and accounting rules. However, as a “foreign private issuer,” Videocon d2h may be exempt from some corporate governance practices, reporting requirements and accounting rules under the rules of NASDAQ and under the Sarbanes-Oxley Act of 2002. For example, Videocon d2h is permitted to follow its home country corporate governance practices in lieu of NASDAQ rules with some exceptions so long as it discloses the ways in which its corporate governance practices differ from those followed by U.S. issuers under NASDAQ listing standards. As an additional example, the Sarbanes-Oxley Act of 2002 gives foreign private issuers certain exemptions from the requirement that each member of the foreign private issuer’s audit committee be “independent.”

Under the Sarbanes-Oxley Act of 2002, an audit committee member generally may not receive, directly or indirectly, any compensation from the issuer except for service as a director, and may not be an affiliate of the issuer. For foreign private issuers, an exemption is available from those requirements for an employee of the issuer, other than an executive officer, who is elected or named to the audit committee pursuant to the issuer’s governing law or documents, an employee collective bargaining or similar agreement or other home country legal or listing requirements. Exemptions from the limitation on affiliates are available for a member of the audit committee who is a representative or designee of a foreign government or foreign governmental entity that is an affiliate of the issuer, provided the member is not an executive officer of the issuer, and a member who is an affiliate of the issuer or a representative of an affiliate who has only observer status on, and is not a voting member or the chair of, the audit committee; provided neither the member nor the affiliate is an executive officer of the issuer. Videocon d2h is not, however, relying on any exemption from the independence standards for any of its audit committee members.

Compliance with obligations from which foreign private issuers are not exempt may require members of Videocon d2h’s management and its finance and accounting staff to divert time and resources from other responsibilities to ensuring these additional regulatory requirements are fulfilled and may increase Videocon d2h’s legal, insurance and financial compliance costs.

There is no guarantee that, once listed, the ADSs will continue to qualify for listing on the exchange for any period of time, and the failure to have the ADSs listed for either reason may negatively affect the value of Videocon d2h’s ADSs.

Videocon d2h intends to seek to have its ADSs approved for listing on NASDAQ prior to consummation of the Transaction so that as soon as practicable following the closing of the Transaction, the ADSs can begin trading, and it is a mutual condition to closing of the Transaction that the ADSs be admitted to trading only subject to official notice of the issuance of the ADSs. There are no guarantees that, once listed, the Videocon d2h ADSs will continue to qualify for listing on the exchange, and the Videocon d2h ADSs may become subject to trading and other restrictions imposed by the exchange for failure to meet certain listing standards or the ADSs may be delisted by the exchange. If the Videocon d2h ADSs are ever in the future delisted, the holders could face significant consequences, including:

•	a limited availability for market quotations for Videocon d2h’s securities;

•	reduced liquidity with respect to Videocon d2h’s securities;

•	a determination that Videocon d2h’s ADSs are a “penny stock,” which will require brokers trading in Videocon d2h’s ADSs to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for Videocon d2h’s ADSs;

•	limited amount of news and analyst coverage for Videocon d2h in the United States; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Shareholders may decide to sell our common stock and Videocon d2h’s ADSs, which could cause a decline in their market prices.

Some holders of our common stock may be disinclined to own shares of a company that is not a U.S. company. This or other factors could result in the sale of shares of our common stock prior to the parties consummating the Transaction (in addition to exercises by our stockholders of their redemption rights) or the sale of Videocon d2h’s ADSs after completion of the Transaction. In addition, the market price of our common stock and Videocon d2h’s ADSs may be adversely affected by arbitrage activities occurring prior to completion of the Transaction. These sales, or the prospects of such sales in the future, could adversely affect the market price for, and the ability to sell in the market, shares of our common stock before the Transaction is completed, and Videocon d2h’s ADSs after the completion of the Transaction.

Videocon d2h may fail to realize all of the anticipated benefits of the Transaction.

The success of the Transaction will depend, in part, on Videocon d2h’s ability to realize the anticipated benefits from the availability of the cash currently in the Trust Account to Videocon d2h following the completion of the Transaction. To realize these anticipated benefits, Videocon d2h must successfully manage and apply such cash.

Subsequent to the completion of the Transaction, Videocon d2h may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on Videocon d2h, this diligence may not expose all material issues that may be present inside Videocon d2h, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of Videocon d2h’s and our control will not later arise. As a result of these factors, Videocon d2h may be forced to later write-down or write-off assets, restructure its operations, or incur impairment or other charges that could result in reporting losses. Even if due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with the preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on Videocon d2h’s liquidity, the fact that charges of this nature are reported could contribute to negative market perceptions about Videocon d2h or its securities. In addition, charges of this nature may cause Videocon d2h to violate net worth or other covenants to which it may be subject as a result of assuming pre-existing debt held by a target business or by virtue of its obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the Transaction could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the Transaction contained an actionable material misstatement or material omission.

Public stockholders or warrantholders at the time of the Transaction who purchased their units in our initial public offering and do not exercise their redemption rights may pursue rescission rights and related claims.

Our public stockholders or warrantholders may allege that some aspects of the Transaction are inconsistent with the disclosure contained in the prospectus issued by us in connection with the offer and sale in our initial public offering of units consisting of common stock and warrants. These may include: (i) the structure of the proposed business combination with Videocon d2h (including that we are not acquiring voting securities of Videocon d2h) and (ii) that our warrant agreement would be amended so that the warrants will be exchanged for cash in the amount of $1.00 at the time the Transaction is consummated. Consequently, a stockholder or warrantholder who purchased units in our initial public offering (excluding the Initial Stockholders, Eli Baker and Jay Itzkowitz) and still holds them at the time of the Transaction and who does not seek to exercise redemption rights might seek rescission of the purchase of the units such holder acquired in the initial public offering. A successful claimant for damages under federal or state law could be awarded an amount to compensate for the decrease in the value of such holder’s shares caused by the alleged violation (including, possibly, punitive damages), together with interest, while retaining the shares. If stockholders or warrantholders bring successful rescission claims against us, we may not have sufficient funds following the consummation of the Transaction to pay such claims, or if claims are successfully brought against Videocon d2h following the consummation of the Transaction, Videocon d2h’s results of operations could be adversely affected and, in any event, Videocon d2h may be required in connection with the defense of such claims to incur expenses and divert employee attention from other business matters.

If Videocon d2h or third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $9.99 per share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although Videocon d2h has agreed and we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business agree to waive any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or, even if they execute such agreements, may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our management believes that such third party’s engagement would be significantly more beneficial to us than any other alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims that they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our shares, if we are unable to complete the Transaction or another business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with the Transaction or another business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $9.99 per share currently held in the Trust Account, due to claims of such creditors. Messrs. Sloan and Sagansky have agreed that they will be jointly and severally liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account, in each case less franchise and income taxes payable, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Messrs. Sloan and Sagansky will not be responsible to the extent of any liability for such third party claims. However, we have not asked Messrs. Sloan and Sagansky to reserve for such indemnification obligations, and we cannot assure you that Messrs. Sloan and Sagansky would be able to satisfy those obligations. None of our other officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of the board of directors and us to claims of punitive damages.

If, after the proceeds in the Trust Account are distributed to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by our stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to its public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with its liquidation may be reduced.

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

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2014, there was no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants are each quoted on the OTCQB under the symbols EAGLU, EAGL, and EAGLW, respectively.

The following table includes the high and low bids for our units, common stock and warrants for the periods presented.

	Units(1)		Common Stock(2)		Warrants(3)
	High	Low	High	Low	High	Low
2014
Fourth Quarter	$10.60	$10.15	$9.86	$9.76	$0.78	$0.45
Third Quarter	$11.20	$10.11	$9.94	$9.74	$0.85	$0.45
Second Quarter	$12.14	$10.21	$10.30	$9.65	$0.85	$0.50
First Quarter	$10.65	$9.98	$9.78	$9.50	$1.28	$0.39
2013
Fourth Quarter	$10.20	$9.20	$10.00	$9.50	$0.60	$0.30
Third Quarter	$10.20	$10.00	$10.45	$5.01	$9.50	$0.16

(1)	Our units began trading on NASDAQ on July 25, 2013. The figures for the third quarter of 2013 are for the period from July 25, 2013 through September 30, 2013.

(2)	Our common stock began separate trading on NASDAQ on September 16, 2013. The figures for the third quarter of 2013 are for the period from September 16, 2013 through September 30, 2013.

(3)	Our warrants began separate trading on NASDAQ on September 16, 2013; however, there were no sales prior to September 17, 2013. The figures for the third quarter of 2013 are for the period from September 17, 2013 through September 30, 2013.

Holders

As of March 13, 2015, there was one holder of record of our units, five holders of record of our common stock and three holders of record of our warrants.

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

Performance Graph

The graph below compares the cumulative total return of our common stock (the blue line in chart below) from September 16, 2013, the date that our common stock was first separately listed on NASDAQ, through December 31, 2014, with the comparable cumulative return of two indices, the S&P 500 Index (the green line in the chart below) and the Dow Jones Industrial Average Index (the red line in chart below). The graph plots the growth in value of an initial investment in each of our common stock, the Dow Jones Industrial Average Index and the S&P 500 Index over the indicated time periods, and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report for the period from April 11, 2013 (inception) through December 31, 2013 and for the year ended December 31, 2014. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

	Year ended December 31, 2014	April 11, 2013 (date of inception) to December 31, 2013
Statement of Operations Data:
Operating expenses:
Formation and operating costs	$(2,866,884)	$(497,885)
Accrued state franchise taxes, other than income taxes	(161,137)	(75,000)
Loss from operations before other income and income tax expense	(3,028,021)	572,885
Other income (expense):
Interest income	32,497	13,723
Loss before income tax expense	(2,995,524)	(559,162)
Income tax expense		-
Net loss	$(2,995,424)	$(559,162)

Loss per common share:
Basic and diluted	$(0.30)	$(0.06)

Weighted average shares outstanding:
Basic and diluted	9,915,068	9,068,549

Balance Sheet Data:
Cash and cash equivalents	$-	$805,924
Investments and cash equivalents held in trust	$324,857,250	$325,013,723
Total assets	$324,857,250	$325,819,647
Common stock subject to possible redemption (at $10.00): 30,543,709 shares at December 31, 2014 and 30,843,261 shares at December 31, 2013	$305,437,086	$308,432,610
Total stockholders’ equity (net)	$5,000,007	$5,000,007
Cash Flow Data:
Net cash used in operating activities	$(1,262,397)	$(405,052)
Net cash used in investing activities	$156,473	$(325,013,723)
Net cash provided by financing activities	$300,000	$326,224,699

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Results of Operations

Through December 31, 2014, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, activities relating to the proposed Transaction and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. As of December 31, 2014 and 2013, $324,857,250 and $325,013,723, respectively, was held in the Trust Account (including $12,125,000 of deferred underwriting discounts and commissions and $7,500,000 from the sale of the Private Placement Warrants), and we had cash outside of trust of $0 and $805,924, respectively, and $1,995,157 and $262,030, respectively, in accounts payable and accrued expenses, including accrued offering expenses and state franchise taxes. Our amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes, if any, and a one-time release of amounts necessary to pay Delaware franchise taxes for 2013 on a timely basis, none of the funds held in trust will be released until the earlier of: (i) the completion of our initial business combination; or (ii) the redemption of 100% of the shares of common stock included in the units sold in our initial public offering if the Company is unable to complete a business combination by April 30, 2015 (which is the date that is 21 months from the closing of our initial public offering), or July 30, 2015 (which is the date that is 24 months from the closing of our initial public offering) if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by April 30, 2015 but have not completed the initial business combination by April 30, 2015. Through December 31, 2014 and 2013, we had withdrawn $188,970 and $0, respectively, from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.

For the period from April 11, 2013 (inception) through December 31, 2013, we earned $13,723 in interest income in the Trust Account. For the fiscal year ended December 31, 2014, we earned $32,497 in interest income in the Trust Account. All of our funds in the Trust Account are invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We have agreed to pay our chief financial officer, James A. Graf, or an entity owned and controlled by Mr. Graf, a monthly consulting fee of $15,000 plus, in the event that Mr. Graf is no longer receiving medical insurance from an employer, an additional amount per month to reimburse Mr. Graf for the purchase of such insurance, for services prior to the completion of our initial business combination (regardless of the amount of services provided), including preparation of our financial statements, SEC filings, financial due diligence of targets for our initial business combination and negotiations of an agreement for our initial business combination. For the period from April 11, 2013 through December 31, 2013, the Company paid approximately $75,000 under this agreement. For the fiscal year ended December 31, 2014, the Company incurred approximately $180,000 under this agreement.

We have also agreed to reimburse our Sponsor for office space, secretarial and administrative services provided to members of our management team by our Sponsor, members of our Sponsor, and members of our management team or their affiliates, in an amount not to exceed $10,000 per month in the event that such space and/or services are utilized and we do not pay a third party directly for such services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the period from April 11, 2013 through December 31, 2013 and for the fiscal year ended December 31, 2014, the Company paid $0 under this agreement.

Liquidity and Capital Resources

For the fiscal year ended December 31, 2014 and for the period from April 11, 2013 (inception) through December 31, 2013, we disbursed an aggregate of approximately $1,272,740 and $405,052, respectively, out of the proceeds of our initial public offering not held in trust, for legal and accounting fees and filing fees relating to our SEC reporting obligations and general corporate matters, and miscellaneous operating expenses, our net cash used by operating activities.

On November 12, 2014, we issued the Convertible Note to the Sponsor, which provides for the Sponsor to advance to us, from time to time, up to $1,000,000 for ongoing expenses. The Convertible Note is non-interest bearing and is payable on the earlier of (i) our completion of a business combination or (ii) July 30, 2015. At the option of the Sponsor, any amounts outstanding under the Convertible Note may be converted into warrants to purchase shares of our common stock at a conversion price of $0.50 per warrant. Each warrant will entitle the Sponsor to purchase one-half of one share of our common stock at an exercise price of $5.75 per half share ($11.50 per whole share). Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants previously issued to the Sponsor. As of December 31, 2014, the Company had drawn $300,000 upon the Convertible Note.

We believe that we have, or will have from additional draw downs from the Convertible Note, sufficient available funds outside of the Trust Account to operate through April 30, 2015, or July 30, 2015 (as applicable), assuming that a business combination is not consummated during that time. However, we cannot assure you that this will be the case. Over this time period, we currently anticipate incurring expenses for the following purposes:

•	due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•	structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and

•	other miscellaneous expenses.

As indicated in the accompanying financial statements, at December 31, 2014 and 2013, we had outside of trust cash in the amount of $0 and $805,924, respectively, and $1,995,157 and $262,030, respectively, in accounts payable and accrued expenses, including accrued offering and state franchise taxes.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay Mr. Graf, or an entity owned and controlled by him, a monthly consulting fee of $15,000 plus, in the event that Mr. Graf is no longer receiving medical insurance from an employer, an additional amount per month to reimburse Mr. Graf for the purchase of such insurance, for services prior to the completion of a business combination (regardless of the amount of services provided), including preparation of the Company’s financial statements, SEC filings, financial due diligence of targets for a business combination and negotiations of an agreement for a business combination. We began incurring these fees to Mr. Graf on July 30, 2013 and will continue to incur these fees monthly until the earlier of the completion of a business combination or the Company’s liquidation.

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

Going Concern Consideration

If we do not complete a business combination within 21 months from the closing of our initial public offering, or 24 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for a business combination within 21 months from the closing of our initial public offering but has not completed the business combination within such 21-month period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in our initial public offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest but net of franchise and income taxes payable (less up to $100,000 of such net interest which may be distributed to us to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the initial public offering (assuming no value is attributed to the warrants contained in the units sold in the initial public offering).

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

Trust Account

A total of $325,000,000, including approximately $305,375,000 of the net proceeds from our initial public offering, $7,500,000 from the sale of the Private Placement Warrants and $12,125,000 of deferred underwriting discounts and commissions, was placed in the Trust Account with Continental Stock Transfer & Trust Company acting as trustee. The trust proceeds are invested in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of December 31, 2014 and 2013, the balance in the Trust Account was $324,857,250and $325,013,723, respectively, which includes $46,220 and $13,723 respectively, of interest earned since the inception of the Trust Account. In May 2014, the Company withdrew a total of $188,970 from the Trust Account for payment of Delaware franchise taxes.

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

Recent accounting pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s balance sheet has not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company has adopted this standard for its reporting for the year ended December 31, 2014

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Recent Developments

As described above under the heading “The Transaction” beginning on page 4, on December 31, 2014, we entered into the Contribution Agreement with Videocon d2h, pursuant to which we will contribute a cash amount of at least $200,850,000 to Videocon d2h in exchange for newly issued equity shares of Videocon d2h, represented by ADSs, which ADSs will be delivered (or directly credited) to the Distribution Record Holders.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our registered public accounting firm.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Harry E. Sloan	64	Chairman and Chief Executive Officer
Jeff Sagansky	62	President
James A. Graf	50	Vice President, Chief Financial Officer, Treasurer and Secretary
James M. McNamara	60	Director
Ernest Del	63	Director
Eli Baker	40	Director
Jay Itzkowitz	54	Director

Harry E. Sloan has been our Chairman and Chief Executive Officer since April 11, 2013. Mr. Sloan served as chairman and chief executive officer from February 2011 to January 2013 of Global Eagle Acquisition Corp., a blank check company which completed its business combination in which it purchased Row 44, Inc., or Row 44, and 86% of the shares of Advanced Inflight Alliance AG, or AIA, in January 2013, and he remains a director of the combined company, Global Eagle Entertainment Inc. (NASDAQ: ENT), or GEE. From October 2005 to August 2009, Mr. Sloan served as Chairman and Chief Executive Officer of Metro-Goldwyn-Mayer, Inc., or MGM, a motion picture, television, home entertainment, and theatrical production and distribution company, and thereafter continued as non-executive chairman until December 2010. He was appointed by a consortium comprised of private equity investors, Comcast Corporation and Sony Corporation of America one year after they agreed to acquire MGM through a leveraged buyout in September 2004. MGM filed for protection under Chapter 11 of the United States Bankruptcy Code in November 2010 pursuant to a pre-packaged plan of reorganization, which was confirmed by a federal bankruptcy court in December 2010. From 1990 to 2001, Mr. Sloan was Founder, Chairman and Chief Executive Officer of SBS Broadcasting, S.A., or SBS, a European broadcasting group, operating commercial television, premium pay channels, radio stations and related print businesses in Western and Central and Eastern Europe, which he founded in 1990 and continued as Executive Chairman until 2005. In 1999, SBS became the largest shareholder of Lions Gate Entertainment Corp., or Lions Gate, an independent motion picture and television production company. Mr. Sloan served as chairman of the board of Lions Gate from April 2004 to March 2005. From 1983 to 1989, Mr. Sloan was Co-Chairman of New World Entertainment Ltd., an independent motion picture and television production company. From January 2011 until December 2014, Mr. Sloan served on the board of Promotora de Informaciones, S.A., or PRISA, Spain’s largest media conglomerate which owns El Pais, the leading newspaper in the Spanish-speaking world, as well as pay television, radio and digital properties. He has served on the board of ZeniMax Media Inc., an independent producer of interactive gaming and web content, since 1999. Mr. Sloan was appointed by President Ronald Reagan in 1987 to the President’s Advisory Council on Trade and Policy Negotiations (ACTPN). He currently serves on the UCLA Anderson School of Management Board of Visitors and the Executive Board of UCLA Theatre, Film and Television. Mr. Sloan received his Juris Doctor from Loyola Law School in 1976 and his Bachelor of Arts degree from the University of California, Los Angeles in 1971. Mr. Sloan’s designation as chairman of our board of directors was based upon his extensive background and experience as an executive in the media and entertainment industries and his substantial experience in identifying and acquiring a wide variety of businesses. Mr. Sloan is the brother-in-law of James A. Graf, our Vice President, Chief Financial Officer, Treasurer and Secretary.

Jeff Sagansky has been our President since April 11, 2013. Mr. Sagansky served as president from February 2011 to January 2013 of Global Eagle Acquisition Corp., and he is a director of GEE. Mr. Sagansky has served as Chairman of Hemisphere Film Capital, a private motion picture and television finance company, since 2008. From February 2009 to April 2011, he served as non-executive Chairman of RHI Entertainment, Inc., which develops, produces and distributes original made-for-television movies and miniseries. From January 2007 through December 2011, he served as Chairman of Elm Tree Partners, a private casino development company, and from September 2007 to February 2009, he served as Co-Chairman of Peace Arch Entertainment Group, Inc., or Peace Arch, a Canadian production and sales company. He also served as interim chief executive officer of Peace Arch from November 2007 to July 2008. From December 2002 to August 2003, he was Vice Chairman of Paxson Communications Corporation, a television network and stations group. From 1998 to 2002, Mr. Sagansky served as Chief Executive Officer of Paxson Communications Corporation. Prior to joining Paxson Communications Corporation, Mr. Sagansky was Co-President of Sony Pictures Entertainment, or SPE, a motion picture, television, and home entertainment production and distribution company which is a subsidiary of Sony Corporation of America, or SCA, from 1996 to 1998 where he was responsible for SPE’s strategic planning and worldwide television operations. Prior to his position with SPE, Mr. Sagansky served as executive vice president of SCA, which he joined in 1994. Prior to joining SCA, Mr. Sagansky was President of CBS Entertainment, a television network, from 1990 to 1994. Mr. Sagansky previously served as president of production and then president of TriStar Pictures, a motion picture and television production and distribution company, from 1985 to 1989. He is currently a director of Starz and Scripps Networks Interactive, Inc., two publicly traded media companies. Mr. Sagansky earned a Bachelor of Arts degree from Harvard College and a Masters in Business degree from Harvard Business School.

James A. Graf has been our Vice President, Chief Financial Officer, Treasurer and Secretary since April 11, 2013. Mr. Graf served as Vice President, Chief Financial Officer, Treasurer and Secretary of Global Eagle Acquisition Corp. from February 2011 to January 2013. He was Vice Chairman of Global Entertainment AG, the German entity holding GEE’s equity in AIA from 2013 – 2014. Since late 2008, Mr. Graf has served as a managing director of TC Capital Pte. Ltd, a Singapore-based corporate finance advisory firm. From 2007 to 2008, Mr. Graf was engaged as a consultant to provide financial advisory services to Metro-Goldwyn-Mayer, Inc. In 2001, Mr. Graf founded and became Chief Executive Officer of Praedea Solutions, Inc., an enterprise software company with operations in the United States, Malaysia and Ukraine. The assets of Praedea Solutions, Inc. were sold in 2006 to a Mergent Inc, a wholly-owned subsidiary of Xinhua Finance Ltd., named Mergent Data Technology, Inc. Praedea Solutions Inc. was renamed PSI Capital Inc., and currently serves as an investment holding company for Mr. Graf’s private investments in media and technology. Mr. Graf continues to be Chief Executive of PSI Capital Inc. Prior to founding Praedea, Mr. Graf was a managing director at Merrill Lynch, an investment bank, in Singapore from 1998 to 2000 and a consultant to Merrill Lynch in 2001. From 1996 to 1998, Mr. Graf served as a director and then managing director and President of Deutsche Bank’s investment banking entity in Hong Kong, Deutsche Morgan Grenfell (Hong Kong) Ltd. From 1993 to 1996, he was a vice president at Smith Barney in Hong Kong and Los Angeles. From 1987 to 1993, Mr. Graf was an analyst and then associate at Morgan Stanley in New York, Los Angeles, Hong Kong and Singapore. Mr. Graf received a Bachelor of Arts degree from the University of Chicago in 1987. Mr. Graf is the brother-in-law of Harry E. Sloan, the Company’s chairman and chief executive officer.

James M. McNamara has been a member of our board of directors since July 30, 2013. Mr. McNamara served as a director from May 2011 to January 2013 of Global Eagle Acquisition Corp. In 2005, Mr. McNamara founded Panamax Films, LLC, a film production company that had an output deal with Lions Gate Films to produce films for the U.S. Latino and Greater Latin American film going audiences, and he is currently its chairman. In 2008, Mr. McNamara joined Cinelatino, Inc., a premium Spanish language film channel in the United States, where he serves as non-executive chairman and, in 2010, he joined as non-executive chairman of Pantelion Films, a Latino Hollywood studio that is a partnership between Lions Gate Entertainment and Grupo Televisa, a Spanish language media company. From 1999 to 2005, Mr. McNamara was president and chief executive officer at Telemundo Communications Group, Inc., the operator of Telemundo, a Spanish-language broadcast network. From April 1996 to June 1998, Mr. McNamara was the president of Universal Television Enterprises, or Universal, a television production company where his responsibilities included domestic syndication first-run programming and international sales. Mr. McNamara joined Universal from New World, where he served as chief executive officer from 1991 to 1995 and senior vice president, executive vice president and then president of New World International from 1986 to 1991. Mr. McNamara served as a director of Jump TV, a leading IPTV company providing a comprehensive suite of technology and services to content owners and aggregators, from 2006 to 2008 as well as SBS from 1996 to 2005 and Film Roman, Inc., a producer of animated television programming, from 1997 to 1999. Mr. McNamara currently serves as a director of Hemisphere Media Group, Inc. and also is contracted to provide development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives, including sponsorship.

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

Ernest Del has been a member of our board of directors since July 30, 2013. Mr. Del has been the President and a member of the Board of Directors of ZeniMax Media Inc., a global video-game and media content company based in Rockville, MD, since December 1999. Mr. Del has also served in the additional capacity of President, ZeniMax Europe Ltd., based in London, since April 2011. Mr. Del brings many years of experience in entertainment law, having represented top talent and executives at major television networks, film and television studios and production companies worldwide. Mr. Del is a founding partner of the Los Angeles-area law firm Del, Shaw, Moonves, Tanaka, Finkelstein & Lezcano. His career in law commenced in 1976 with Wyman, Bautzer, Rothman & Kuchel, initially as an anti-trust attorney before moving into the entertainment arena there. Mr. Del is also a member of the Board of Directors of Delivery Agent, Inc., a San Francisco-based pioneer in t-commerce and other emerging media applications. He graduated with degrees in economics and political science from the University of California at Berkeley (1973) and earned his law degree from Stanford University Law School (1976).

Mr. Del’s designation as a director was based upon his extensive experience as an attorney in the media and entertainment industries and his significant experience in leadership roles both as an executive and as a board member of emerging media companies.

Eli Baker has been a member of our board of directors since July 23, 2014. Mr. Baker is co-managing director and a partner in the Hemisphere Media Capital, or HCM, and Winchester Media Capital, or WMC, funds, where he has overseen over $1.2 billion of financings since May 2009. In his roles at HCM and WMC, Mr. Baker has arranged co-financing partnerships with both Sony Pictures Entertainment and Paramount Picture Corporation in the establishment of HCM’s “Tent-Pole” fund, which includes titles such as “Men in Black 3” and “World War Z.” Mr. Baker also oversees the HCM and WMC debt and high yield funds, which provide “mezzanine” and “gap” financing, corporate debt and project finance facilities for television, film and digital content. Previously, Mr. Baker served as a principal at Grosvenor Park Investors, a joint venture with Fortress Investment Group where he shared oversight over the special opportunity credit/debt funds in the media space. Mr. Baker is a former lawyer, and has served in a legal affairs capacity at various companies in and out of the media/entertainment business, including Lionsgate/Artisan Entertainment, prior to which he practiced international commercial litigation. Mr. Baker earned a Bachelor of Arts degree from the University of California, Berkeley and a Juris Doctor from the University of California at Hastings Law School and is a continuing member of the California State Bar.

Mr. Baker’s designation as a director was based upon his experience with television, film and digital content financing and his legal affairs background both in and out of the media/entertainment business.

Jay Itzkowitz has been a member of our board of directors since March 2015. Mr. Itzkowitz has served as the Senior Vice President, General Counsel and Secretary of GEE since October 1, 2013. For the ten years prior to joining GEE, from 2004, he was a Partner and Senior Managing Director of the investment banking and securities firm Cantor Fitzgerald LP and Senior Managing Director of its public company affiliate BGC Partners Inc. (NASDAQ: BGCP). While with Cantor Fitzgerald and BGC, he was based in London. Mr. Itzkowitz played a significant role in the acquisition of many companies for Cantor Fitzgerald and BGC, including companies based in Hong Kong, Singapore, Istanbul, Paris, Sao Paulo and New York. He also provided investment banking services to clients in the media and financial services businesses. Prior to joining Cantor Fitzgerald, Mr. Itzkowitz held a number of senior positions in the media business. He was the Senior Vice President for Mergers and Acquisitions of Vivendi Universal, the French media group, based in New York and Paris, from 2001 to 2003. Prior to joining Vivendi, Mr. Itzkowitz spent 10 years, from 1992 to 2001, in The News Corporation Limited, working directly with senior management. He served as the Senior Vice President of Fox Entertainment Group in Los Angeles from 1992 to 2001, chief legal officer of News International in London from 1997 to 2001, and Executive Vice President of Sky Global Networks in New York from 2000 to 2001. He was a member of the Board of Directors of Stream, the company that became Sky Italia, from 1998 to 2001 and served as an Alternate Member of the Board of Directors of BskyB from 1998 through 2000. Mr. Itzkowitz worked on many international transactions for News Corporation, including its initial acquisition of Star TV in Hong Kong in 1993, acquisitions of stakes in Zee TV and UTV in India in the early 1990’s, and BSkyB’s acquisition of a stake in Kirch Pay TV in the 1998. While at Fox, he worked on the acquisition of numerous television stations, the formation and launch of cable television channels including FX and the Fox News Channel, the acquisition of International Family Entertainment, which became the Fox Family Channel, and the acquisition of the Los Angeles Dodgers and an interest in the Los Angeles Lakers. Earlier in his career, Mr. Itzkowitz was the Senior Vice President of Business and Legal Affairs at Carolco Pictures, the producers of Terminator 2 and the Rambo films, in Los Angeles from 1991 to 1992. He began his career as a corporate and mergers and acquisitions lawyer at Paul Weiss Rifkind Wharton & Garrison where he was a corporate and mergers and acquisition associate through 1991, and also served as Of Counsel to the global law firm of Hogan & Hartson, now known as Hogan Lovells, from 2003 to 2004. Mr. Itzkowitz received his bachelor's degree, magna cum laude, from Harvard University in 1982 and his J.D. from Rutgers Law School in 1985. He is a member of the Bars of California and New York, and his securities industry qualifications include NASD Series 7, 24 and 63. He is also an FSA registered person.

Mr. Itzkowitz’s designation as a director was based upon his experience with television, film and finance and his legal affairs background both in and out of the media/entertainment business.

Director Independence

Our board of directors has determined that each of Messrs. McNamara, Del, Baker and Itzkowitz are “independent directors” as such term is defined in Rule 10A-3 of the Exchange Act.

Board Committees

Audit Committee

We have an audit committee comprised of James M. McNamara, Ernest Del and Eli Baker, each of whom is an independent director. James M. McNamara serves as the Chairman of the audit committee. Each member of the audit committee is financially literate, and our board of directors has determined that James M. McNamara qualifies as an “audit committee financial expert” as defined in applicable SEC rules because he meets the requirement for past employment experience in finance or accounting, requisite professional certification in accounting or comparable experience. The responsibilities of our audit committee include:

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

Director Nominations

We have a nominating committee comprised of James M. McNamara and Ernest Del, each of whom is an independent director. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in Section 3.2 of our bylaws.

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

Compensation Committee

The compensation committee of our board of directors was established on July 23, 2014. The members of our compensation committee are Messrs. McNamara, Del and Baker, each of whom is an independent director. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	Determining, in executive session, the compensation for our Chief Executive Officer or President, if such person is acting as the chief executive officer of the Company (“CEO”).

•	Reviewing and determining the compensation of the executive officers of the Company other than the CEO based upon the recommendation of the CEO and such other customary factors that the Committee deems necessary or appropriate.

•	Reviewing and evaluating the performance of the CEO and the other executive officers of the Company.

•	Reviewing and approving the design of benefit plans pertaining to executives and employees of the Company.

•	Approving the overall amount or percentage of plan and/or bonus awards to be granted to all Company employees and delegating to the Company’s executive management the right and power to specifically grant such awards to each Company employee within the aggregate limits and parameters set by the Committee.

•	Approving such reports on compensation as are necessary for filing with the SEC and other government bodies.

•	Reviewing, recommending to the Board, and administering all plans that require “disinterested administration” under Rule 16b-3 under the Exchange Act.

•	Approving the amendment or modification of any compensation or benefit plan pertaining to executives or employees of the Company that does not require stockholder approval.

•	Reviewing and recommending to the Board the adoption of or changes to the compensation of the Company’s independent directors.

•	Retaining (at the Company’s expense) outside consultants and obtaining assistance from members of management as the Committee deems appropriate in the exercise of its authority.

•	Making reports and recommendations to the Board within the scope of its functions and advising the officers of the Company regarding various personnel matters as may be raised with the Committee.

•	Approving all special perquisites, special cash payments and other special compensation and benefit arrangements for the Company’s executive officers and employees.

•	Reviewing the form, terms and provisions of employment and similar agreements with the Company’s executive officers and any amendments thereto.

•	To the extent the same has been adopted, reviewing, at least annually, the compensation philosophy of the Company.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser.

Code of Ethics and Committee Charters

We have adopted a code of ethics that applies to our officers and directors. We have filed copies of our code of ethics and our audit and nominating committee charters as exhibits to our registration statement in connection with our initial public offering. Our compensation committee charter is filed as an exhibit to this report. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us in writing at 1450 2nd Street, Suite 247, Santa Monica, CA 90401 or by telephone at (310) 209-7280. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2014, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

ITEM 11.	EXECUTIVE COMPENSATION

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

Compensation Committee Interlocks and Insider Participation and Compensation Committee Report

Harry E. Sloan, our Chairman and Chief Executive Officer, and Jeff Sagansky, our President, currently serve as members of the compensation committee of GEE (f/k/a Global Eagle Acquisition Corp.), and, prior to Global Eagle Acquisition Corp.’s combination with Row 44 and AIA, Mr. Sloan served as Chairman and Chief Executive Officer, and Mr. Sagansky served as President, of Global Eagle Acquisition Corp. Additionally, Harry E. Sloan serves on the board of directors of ZeniMax Media Inc., a private company for which Ernest Del, one of our independent directors, serves as President and a member of the board of directors. James A. Graf, our Vice President, Chief Financial Officer, Treasurer and Secretary, does not currently serve, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 13, 2015, by:

•	each person known by us to be a beneficial owner of more than 5% of our outstanding 40,625,000 shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Global Eagle Acquisition LLC (the Sponsor)(2)(3)	7,589,750	18.7%
Harry E. Sloan(4)	7,689,250	18.9%
Jeff Sagansky(5)	7,689,250	18.9%
James A. Graf(6)	402,257	*
James M. McNamara(7)	35,000	*
Ernest Del(7)	35,000	*
Eli Baker(8)	25,000	*
Jay Itzkowitz(8)	25,000	*
All directors and executive officers as a group (seven individuals)	7,908,750	19.5%
GLG Partners LP(9)	3,298,238	8.1%
Fir Tree Inc.(10)	2,650,000	6.5%
TD Asset Management Inc.(11)	2,500,000	6.2%
Davidson Kempner Capital Management LLC(12)	2,375,000	5.8%
AQR Capital Management LLC(13)	2,215,000	5.5%

*Less than one percent.

(1) Unless otherwise noted, the business address of each of the following is 1450 2nd Street, Suite 247, Santa Monica, CA 90401.

(2) These shares represent one hundred percent of the shares of our common stock held by the Sponsor. As a result of the underwriters’ partial exercise of their over-allotment option for our initial public offering, the Sponsor forfeited an aggregate of 475,000 Founder Shares on July 30, 2013, which we have cancelled. On March 2, 2015, the Sponsor (i) transferred 23,750 Founder Shares to each of Eli Baker and Jay Itzkowitz in connection with their agreement to serve on our board of directors; (ii) transferred an additional 15,000 Founder Shares to a third party; and (iii) entered into an agreement pursuant to which the Sponsor will forfeit an aggregate of 2,712,250 Founder Shares (including 1,913,063 Founder Earnout Shares) upon consummation of the Transaction.

(3) Messrs. Sloan, Sagansky and Graf are members of the Sponsor. The shares are owned by the Sponsor, and Messrs. Sloan and Sagansky share voting and dispositive control over the shares. Messrs. Sloan and Sagansky disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein.

(4) Represents (i) the 7,589,750 Founder Shares held by the Sponsor and (ii) 99,500 shares held by Roscomore, LTD of which Mr. Sloan is the sole general partner. Mr. Sloan disclaims beneficial ownership of these shares except to the extent of his actual pecuniary interest therein.

(5) Represents (i) the 7,589,750 Founder Shares held by the Sponsor and (ii) 99,500 shares held directly by Mr. Sagansky.

(6) These shares represent approximately 5.3% of the Founder Shares held by the Sponsor. Mr. Graf has a pecuniary interest in such shares but does not have voting or dispositive control over such shares.

(7) Represents Founder Shares transferred from the Sponsor and Dennis A. Miller in connection with this individual’s agreement to serve on our board of directors upon the closing of our initial public offering. On March 2, 2015, this individual entered into an agreement pursuant to which he will forfeit an aggregate of 10,000 Founder Shares (including 8,750 Founder Earnout Shares) upon consummation of the Transaction.

(8) Represents Founder Shares transferred from the Sponsor and Dennis A. Miller in connection with this individual’s agreement to serve on our board of directors.

(9) According to a Schedule 13G filed with the SEC on February 27, 2015 on behalf of GLG Partners LP, an entity organized under the laws of the United Kingdom (“GLG”), GLG serves as investment manager for certain funds and/or managed accounts which hold shares of our common stock (collectively, the “GLG Funds”). GLG may be deemed to be the beneficial owner of all of the shares of our common stock held by the GLG Funds. GLG Partners Limited (“GLG Partners”) serves as the general partner of GLG and, as a result, may be deemed to be the beneficial owner of all of the shares of our common stock owned by the GLG Funds. Man Group plc, an entity organized under the laws of the United Kingdom (“Man Group”), indirectly, through various intermediate entities, controls GLG with respect to the shares of our common stock held by each of the GLG Funds and, as a result, may be deemed to be the beneficial owner of all of the shares of our common stock owned by the GLG Funds. Each of GLG Partners and Man Group disclaims any beneficial ownership of any such shares of our common stock. The business address of this stockholder is 1 Curzon Street, London W1J 5HB, United Kingdom.

(10) According to a Schedule 13G/A filed with the SEC on February 17, 2015 on behalf of Fir Tree Inc., a New York corporation (“Fir Tree”), the shares reported above include shares purchased by certain private-pooled investment vehicles for which Fir Tree serves as the investment manager (the “Fir Tree Funds”). Fir Tree is the investment manager of the Fir Tree Funds, and has been granted investment discretion over portfolio investments, including the shares of our common stock held by the Fir Tree Funds. The business address of this stockholder is Fir Tree Inc., 505 Fifth Avenue, 23rd Floor, New York, New York 10017.

(11) The business address of this stockholder is TD Asset Management Inc., Canada Trust Tower, BCE Place, 161 Bay Street, 35th Floor, Toronto, Ontario, M5J 2T2.

(12) According to a Schedule 13G filed with the SEC on August 1, 2013 on behalf of Davidson Kempner Partners, a New York limited partnership (“DKP”); MHD Management Co., a New York limited partnership (“MHD”) and the general partner of DKP; MHD Management Co. GP, L.L.C., a Delaware limited liability company and the general partner of MHD; Davidson Kempner Institutional Partners, L.P., a Delaware limited partnership (“DKIP”); Davidson Kempner Advisers Inc., a New York corporation and the general partner of DKIP; Davidson Kempner International, Ltd., a British Virgin Islands corporation (“DKIL”); Davidson Kempner International Advisors, L.L.C., a Delaware limited liability company and the investment manager of DKIL; Davidson Kempner Capital Management LLC, a New York limited liability company (“DKCM”); and Messrs. Thomas L. Kempner, Jr., Stephen M. Dowicz, Timothy I. Levart, Robert J. Brivio, Jr., Anthony A. Yoseloff, Eric P. Epstein, Avram Z. Friedman, Conor Bastable, Shulamit Leviant and Morgan Blackwell, who are the managing members of DKCM, DKCM acts as investment manager to each of DKP, DKIP and DKIL either directly or by virtue of a sub-advisory agreement with the investment manager of the relevant fund and is responsible for the voting and investment decisions of DKP, DKIP and DKIL. Messrs. Thomas L. Kempner, Jr. and Stephen M. Dowicz, through DKCM, are responsible for the voting and investment decisions relating to the shares reported above that are held by DKP, DKIP and DKIL. The business address of this stockholder is c/o Davidson Kempner Partners, 65 East 55th Street, 19th Floor, New York, New York 10022.

(13) The business address of this stockholder is Two Greenwich Plaza, Greenwich, CT 06830.

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

On July 30, 2013, the Sponsor forfeited 475,000 shares and Dennis A. Miller forfeited 25,000 shares of common stock in connection with the partial exercise of the underwriters’ over-allotment option, so that the Initial Stockholders owned 20.0% of the Company’s issued and outstanding shares.

On March 2, 2015, our Sponsor and Mr. Miller transferred 25,000 Founder Shares on a pro rata basis to each of Jay Itzkowitz and Eli Baker, each of whom paid a purchase price of $62.50 for their respective shares (at the same per-share purchase price initially paid by our Sponsor and Mr. Miller) and agreed to serve on our board of directors.

In addition, 2,031,250 Founder Shares, representing 5.0% of the Company’s issued and outstanding shares after the initial public offering, are subject to forfeiture by the Initial Stockholders under certain conditions described in this report.

The Initial Stockholders, Eli Baker and Jay Itzkowitz have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s business combination, or earlier if, subsequent to the Company’s business combination, the last sales price of the Company’s common stock (i) equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Company’s business combination, in which case fifty percent (50%) of the Founder Shares will be transferable, assignable or salable or (ii) equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Company’s business combination in which case the remaining fifty percent (50%) of the Founder Shares will be transferable, assignable or salable or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the business combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock Up Period”).

Rights. The Founder Shares are identical to the Public Shares except that (i) the Founder Shares are subject to certain transfer restrictions, as described above, and (ii) the Initial Stockholders, Eli Baker and Jay Itzkowitz have agreed to waive their redemption rights in connection with the business combination with respect to the Founder Shares and any Public Shares they may purchase, and to waive their redemption rights with respect to the Founder Shares if the Company fails to complete a Business Combination by April 30, 2015 (or July 30, 2015, as applicable).

Voting. If the Company seeks stockholder approval of a business combination, the Initial Stockholders, Eli Baker and Jay Itzkowitz have agreed to vote their Founder Shares and any Public Shares purchased during or after our initial public offering in favor of the business combination.

Liquidation. Although the Initial Stockholders, Eli Baker and Jay Itzkowitz and their permitted transferees will waive their redemption rights with respect to the Founder Shares if the Company fails to complete a business combination within the prescribed time frame, they will be entitled to redemption rights with respect to any Public Shares that they may own.

Private Placement Warrants

The Sponsor and Dennis A. Miller also purchased from the Company an aggregate of 15,000,000 Private Placement Warrants at a price of $0.50 per Warrant (a purchase price of $7.5 million), in a private placement that occurred simultaneously with the completion of our initial public offering. Each Private Placement Warrant entitles the holder to purchase one-half of one share of our common stock at $5.75 per half share. The purchase price of the Private Placement Warrants was added to the proceeds from our initial public offering held in the Trust Account pending completion of a business combination. The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the business combination and will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the units sold in our initial public offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the warrants sold as part of the units in our initial public offering and have no net cash settlement provisions. In connection with the Transaction, the Sponsor and Dennis A. Miller have agreed to forfeit to us for no consideration all of the Private Placement Warrants held by them. If the Company does not complete a business combination, the proceeds from the sale of the Private Placement Warrants will be part of the liquidating distribution to the public stockholders and the Private Placement Warrants will expire worthless.

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

On November 12, 2014, we issued the Convertible Note to the Sponsor, which provides for the Sponsor to advance to us, from time to time, up to $1,000,000 for ongoing expenses. The Convertible Note is non-interest bearing and is payable on the earlier of (i) our completion of a business combination or (ii) July 30, 2015. At the option of the Sponsor, any amounts outstanding under the Convertible Note may be converted into warrants to purchase shares of our common stock at a conversion price of $0.50 per warrant. Each warrant will entitle the Sponsor to purchase one-half of one share of our common stock at an exercise price of $5.75 per half share ($11.50 per whole share). Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants previously issued to the Sponsor.

Administrative Services

The Company has agreed to pay Mr. Graf, or an entity owned and controlled by him, a monthly consulting fee of $15,000 plus, in the event that Mr. Graf is no longer receiving medical insurance from an employer, an additional amount per month to reimburse Mr. Graf for the purchase of such insurance, for services prior to the completion of a business combination (regardless of the amount of services provided), including preparation of the Company’s financial statements, SEC filings, financial due diligence of targets for a business combination and negotiations of an agreement for a business combination. Additionally, the Company will reimburse our Sponsor for office space, secretarial and administrative services provided to members of our management team by our Sponsor, members of our Sponsor, and our management team or their affiliates in an amount not to exceed $10,000 per month in the event such space and/or services are utilized and we do not pay a third party directly for such services. Upon completion of a business combination or our liquidation, we will cease paying these monthly fees. In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us additional funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Other than with respect to the Convertible Note, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

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

Our Sponsor, executive officers and directors may become involved with subsequent blank check companies similar to our Company, although they have agreed not to participate in the formation of, or become an officer or director of, any blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by April 30, 2015, which is the date that is 21 months after our initial public offering, or July 30, 2015 if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination on or prior to July 30, 2015.

You should also be aware of the following other potential conflicts of interest:

•	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•	Our Initial Stockholders purchased Founder Shares prior to the date of the prospectus associated with our initial public offering, and Eli Baker and Jay Itzkowitz, two of our directors, purchased Founder Shares on March 2, 2015. Our Sponsor and Dennis A. Miller purchased Private Placement Warrants in a transaction that closed simultaneously with the closing of our initial public offering. Our Initial Stockholders, Eli Baker and Jay Itzkowitz have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the consummation of our initial business combination. Additionally, our Initial Stockholders, Eli Baker and Jay Itzkowitz have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our initial business combination by April 30, 2015 (or July 30, 2015, as applicable). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of our Public Shares, and the Private Placement Warrants will expire worthless. Furthermore, the Founder Shares will not be transferable, assignable or salable until the earlier of (A) one year after the completion of our initial business combination or earlier if, subsequent to our business combination, the last sales price of our common stock (i) equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after our initial business combination, in which case fifty percent (50%) of the Founder Shares will be transferable, assignable or salable or (ii) equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after our initial business combination, in which case the remaining fifty percent (50%) of the Founder Shares will be transferable, assignable or salable and (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, the Founder Earnout Shares (equal to 25% of the Founder Shares, or 5% of our issued and outstanding shares after our initial public offering) will not be transferable, assignable or salable unless they no longer are subject to forfeiture, as described herein. The Private Placement Warrants will not be transferable until 30 days following the completion of our initial business combination (although, in connection with the Transaction, the Sponsor and Dennis A. Miller have agreed to forfeit to us for no consideration all of the Private Placement Warrants held by them). Because each of Messrs. Sloan, Sagansky and Graf own shares of our common stock or warrants directly or indirectly through our Sponsor, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our business combination.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking or accounting firm which is a member of FINRA, that such initial business combination is fair to our Company from a financial point of view.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public stockholders for a vote, our Initial Stockholders, Eli Baker and Jay Itzkowitz have agreed to vote their Founder Shares and any Public Shares purchased during or after our initial public offering in favor of our initial business combination.

Director Independence

Our board of directors has determined that each of James M. McNamara and Ernest Del, who joined our board of directors upon the closing of our initial public offering, and Eli Baker, who joined our board of directors on July 23, 2014, and Jay Itzkowitz, who joined our board of directors in March 2015, is an independent director as such term is defined under the rules of NASDAQ and Rule 10A-3 of the Exchange Act. Our independent directors have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of ROTHSTEIN-KASS, P.A. (d/b/a Rothstein Kass & Company, P.C.) (“Rothstein Kass”) acted as our independent registered public accounting firm for our fiscal year ended December 31, 2013. The following table presents fees for professional audit services and other services rendered to the Company by Rothstein Kass for our fiscal year ended December 31, 2013.

(In Thousands)
Audit Fees(1)	$76.1
Audit-Related Fees(2)	$—
Tax Fees(3)	$—
All Other Fees(4)	$—
Total Fees	$76.1

(1) Audit Fees consist of professional services rendered in connection with the audit of our annual financial statements, including audited financial statements presented in our Annual Report on Form 10-K and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal year. Fees for fiscal year 2013 also consisted of professional services rendered in connection with our Registration Statement on Form S-1 related to our initial public offering completed in July 2013.

(2) Audit-Related Fees consist of fees for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include accounting consultations concerning financial accounting and reporting standards.

(3) Tax Fees consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance.

(4) All Other Fees consist of permitted services other than those that meet the criteria described above.

The firm of Rothstein Kass acted as our independent registered public accounting firm from January 1, 2014 until June 30, 2014. On June 30, 2014 KPMG LLP (“KPMG”) acquired certain assets of Rothstein Kass. As a result of this transaction, as of June 30, 2014, Rothstein Kass resigned as the independent registered public accounting firm for the Company. On August 5, 2014, our audit committee approved the engagement of KPMG as our independent registered public accounting firm to audit our financial statements for our fiscal year ending December 31, 2014.The following table presents fees for professional audit services and other services rendered to the Company by Rothstein Kass and KPMG for our fiscal year ended December 31, 2014.

(In Thousands)	KPMG	Rothstein Kass
Audit Fees(1)	$35	$9
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—
Total Fees	$35	$9

(1) Audit Fees consist of professional services rendered in connection with the audit of our annual financial statements, including audited financial statements presented in our Annual Report on Form 10-K and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal year.

(2) Audit-Related Fees consist of fees for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include accounting consultations concerning financial accounting and reporting standards.

(3) Tax Fees consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance.

(4) All Other Fees consist of permitted services other than those that meet the criteria described above.

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

(3)	Exhibits

Exhibit Number	Description
2.1	Contribution Agreement, dated as of December 31, 2014, by and between Videocon d2h Limited and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36025), filed with the Securities and Exchange Commission on January 6, 2015).
2.2	Amendment No. 1, entered into on February 3, 2015, to the Contribution Agreement, dated as of December 31, 2014, by and between Videocon d2h Limited and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36025), filed with the Securities and Exchange Commission on February 6, 2015).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36025), filed with the Securities and Exchange Commission on August 5, 2013).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-189498), filed with the Securities and Exchange Commission on June 20, 2013).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-189498), filed with the Securities and Exchange Commission on July 11, 2013).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-189498), filed with the Securities and Exchange Commission on July 2, 2013).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-189498), filed with the Securities and Exchange Commission on July 11, 2013).
4.4	Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-36025), filed with the Securities and Exchange Commission on August 5, 2013).
10.1	Promissory Note, dated April 16, 2013, issued to Global Eagle Acquisition LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-189498), filed with the Securities and Exchange Commission on June 20, 2013).
10.2(a)	Letter Agreement among the Company, Dennis A. Miller, Global Eagle Acquisition LLC and each of the members of Global Eagle Acquisition LLC, dated as of July 25, 2013 (incorporated by reference to Exhibit 10.1(a) to the Company’s Current Report on Form 8-K (File No. 001-36025), filed with the Securities and Exchange Commission on August 5, 2013).

10.2(b)	Letter Agreement between the Company and James M. McNamara, dated as of July 25, 2013 (incorporated by reference to Exhibit 10.1(b) to the Company’s Current Report on Form 8-K (File No. 001-36025), filed with the Securities and Exchange Commission on August 5, 2013).
10.2(c)	Letter Agreement between the Company and Ernest Del, dated as of July 25, 2013 (incorporated by reference to Exhibit 10.1(c) to the Company’s Current Report on Form 8-K (File No. 001-36025), filed with the Securities and Exchange Commission on August 5, 2013).
10.3	Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company, dated as of July 25, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36025), filed with the Securities and Exchange Commission on August 5, 2013).
10.4	Form of Consulting Agreement by and between the Company and James A. Graf (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-189498), filed with the Securities and Exchange Commission on July 2, 2013).
10.5	Registration Rights Agreement by and among the Company, Global Eagle Acquisition LLC and the Holders signatory thereto, dated as of July 25, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36025), filed with the Securities and Exchange Commission on August 5, 2013).
10.6	Securities Purchase Agreement, , effective as of April 16, 2013, between the Company, Global Eagle Acquisition LLC and Dennis A. Miller (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 ( File No. 333-189498), filed with the Securities and Exchange Commission on June 20, 2013).
10.7	Third Amended and Restated Sponsor Warrants Purchase Agreement dated as of July 23, 2013 by and among the Company, Global Eagle Acquisition LLC and Dennis A. Miller (incorporated by reference to Exhibit 10.6 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-189498), filed with the Securities and Exchange Commission on July 24, 2013.)
10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-189498), filed with the Securities and Exchange Commission on July 2, 2013).
10.9	Amended and Restated Securities Assignment Agreement by and among Global Eagle Acquisition LLC, Dennis A. Miller, James M. McNamara and Ernest Del (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-189498), filed with the Securities and Exchange Commission on July 19, 2013.)
10.10	Convertible Promissory Note, dated November 12, 2014, issued to Global Eagle Acquisition LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36025), filed with the Securities and Exchange Commission on November 14, 2014).
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-189498), filed with the Securities and Exchange Commission on July 2, 2013).
24*	Power of Attorney (included on signature page of this report).
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 ( File No. 333-189498), filed with the Securities and Exchange Commission on July 11, 2013).
99.2	Nominating Committee Charter (incorporated by reference to Exhibit 99.4 to Amendment No. 1 the Company’s Registration Statement on Form S-1 (File No. 333-189498), filed with the Securities and Exchange Commission on July 2, 2013).
99.3*	Compensation Committee Charter.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
_____
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2015	SILVER EAGLE ACQUISITION CORP.

	By:	/s/ Harry E. Sloan
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

/s/ Harry E. Sloan Harry E. Sloan	Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2015

/s/ Jeff Sagansky	President	March 16, 2015
Jeff Sagansky

/s/ James A. Graf	Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal
James A. Graf	Accounting Officer)	March 16, 2015

/s/ James M. McNamara James M. McNamara	Director	March 16, 2015

/s/ Ernest Del	Director	March 16, 2015
Ernest Del

/s/ Eli Baker Eli Baker	Director	March 16, 2015

/s/ Jay Itzkowitz	Director	March 16, 2015
Jay Itzkowitz

S-1

ITEM 16.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet as of December 31, 2014 and December 31, 2013	F-4

Statement of Operations for the year ended December 31, 2014, the period April 11, 2013 (date of inception) to December 31, 2013 and the period April 11, 2013 (date of inception) to December 31, 2014	F-5

Statement of Changes in Stockholders' Equity for the period April 11, 2013 (date of inception) to December 31, 2014	F-6

Statement of Cash Flows for the year ended December 31, 2014, the period April 11, 2013 (date of inception) to December 31, 2013 and the period April 11, 2013 (date of inception) to December 31, 2014	F-7

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Silver Eagle Acquisition Corp.:

We have audited the accompanying balance sheet of Silver Eagle Acquisition Corp. (the “Company”) as of December 31, 2014, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Eagle Acquisition Corp. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company has adopted Financial Accounting Standards Board Accounting Standards Update No. 2014-10 for the year ended December 31, 2014, which resulted in the Company revising its financial statement presentation by removing references to being a development stage company and eliminating incremental financial reporting requirements to present inception-to-date financial information in the statements of operations, stockholder’s equity and cash flows.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, if the Company does not complete a business combination by April 30, 2015, or July 30, 2015 if the Company has executed a letter of intent, agreement in principle or definitive agreement for a business combination on or prior to April 30, 2015, then the Company will cease all operations except for the purpose of winding down and liquidating, thus there is a substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Boston, Massachusetts
March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Silver Eagle Acquisition Corp.

We have audited the accompanying balance sheet of Silver Eagle Acquisition Corp. (the “Company”), as of December 31, 2013, and the related statements of operations, changes in stockholders’ equity and cash flows for period from April 11, 2013 (inception) to December 31, 2013. Silver Eagle Acquisition Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Eagle Acquisition Corp. as of December 31, 2013, and the results of its operations and its cash flows for the period from April 11, 2013 (inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

Roseland, New Jersey

March 26, 2014

SILVER EAGLE ACQUISITION CORP.

Balance Sheets

	December 31, 2014	December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$-	$805,924

Cash equivalents held in Trust Account	324,857,250	325,013,723
Total Assets	$324,857,250	$325,819,647

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$1,771,100	$79,110
Franchise tax accrual	116,137	75,000
Accrued offering costs	107,920	107,920
Total current liabilities	1,995,157	262,030

Sponsor convertible note	300,000	-
Deferred underwriting commission	12,125,000	12,125,000
Total liabilities	14,420,157	12,387,030

Common stock subject to possible redemption: 30,543,709 and 30,843,261 (at redemption value of $10.00) at December 31, 2014 and 2013, respectively	305,437,086	308,432,610

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized; 10,081,291 and 9,781,739 shares issued and outstanding at December 31, 2014 and 2013, respectively (excluding shares subject to redemption)(1)	1,008	978
Additional paid-in capital	8,553,685	5,558,191
Accumulated deficit	(3,554,686)	(559,162)
Total stockholders’ equity, net	5,000,007	5,000,007
Total liabilities and stockholders’ equity	$324,857,250	$325,819,647

(1) Share amounts have been retroactively restated to reflect the contribution to the Company of 2,812,500 shares by the Company’s initial stockholders on June 18, 2013 and the stock dividend of 1,437,500 shares declared by the Company on July 22, 2013 (see Note 4).

The accompanying notes are an integral part of these financial statements.

SILVER EAGLE ACQUISITION CORP.

Statements of Operations

	Year Ended December 31, 2014	For the period from April 11, 2013 (date of inception) to December 31, 2013
Revenue	$-	$-
Formation and operating costs	2,866,884	497,885
State franchise taxes, other than income tax	161,137	75,000
Loss from operations	(3,028,021)	(572,885)
Other income - Interest income	32,497	13,723
Net loss attributed to common stockholders	$(2,995,524)	$(559,162)
Weighted average number of common shares outstanding, basic and diluted (excluding shares subject to possible redemption)(1)	9,915,068	9,068,549
Loss per common share, basic and diluted	$(0.30)	$(0.06)

(1) Share amounts have been retroactively restated to reflect the contribution to the Company of 2,812,500 shares by the Company’s initial stockholders on June 18, 2013 and the stock dividend of 1,437,500 shares declared by the Company on July 22, 2013 (see Note 4).

The accompanying notes are an integral part of these financial statements.

SILVER EAGLE ACQUISITION CORP.

Statement of Changes in Stockholders’ Equity

For the period from April 11, 2013 (date of inception) to December 31, 2014

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Sale of common stock to Sponsor and Dennis A. Miller on April 11, 2013 at $0.0025 per share(1)	8,625,000	$863	$24,137	$-	$25,000
Sale of common stock through public offering on July 30, 2013 at $10.00 per unit	32,500,000	3,250	324,996,750		325,000,000
Underwriters’ fees and offering expenses			(18,533,221)		(18,533,221)
Proceeds from private placement of 15,000,000 warrants			7,500,000		7,500,000
Forfeiture of common stock by Sponsor on July 30, 2013	(500,000)	(50)	50		-
Proceeds subject to possible redemption of 30,843,261 shares at December 31, 2013	(30,843,261)	(3,085)	(308,429,525)		(308,432,610)
Net loss for the year ended December 31, 2013				(559,162)	(559,162)
Balances, at December 31, 2013	9,781,739	978	$5,558,191	$(559,162)	$5,000,007
Change in shares subject to possible redemption	299,552	30	2,995,494	-	2,995,524
Net loss for the year ended December 31, 2014				(2,995,524)	(2,995,524)
Balances, at December 31, 2014	10,081,291	$1,008	$8,553,685	$(3,554,686)	$5,000,007

(1) Share amounts have been retroactively restated to reflect the contribution to the Company of 2,812,500 shares by the Company’s initial stockholders on June 18, 2013 and the stock dividend of 1,437,500 shares declared by the Company on July 22, 2013 (see Note 4).

The accompanying notes are an integral part of these financial statements.

SILVER EAGLE ACQUISITION CORP.

Statements of Cash Flows

	Year Ended December 31, 2014	For the period from April 11, 2013 (date of inception) to December 31, 2013

Cash Flows from Operating Activities:
Net loss	$(2,995,524)	$(559,162)
Change in operating assets and liabilities:
Accounts payable and accrued expenses	1,691,990	79,110
Franchise tax accrual	41,137	75,000
Net cash used in operating activities	(1,262,397)	(405,052)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	-	(325,000,000)
Interest reinvested into Trust Account	(32,497)	(13,723)
Withdrawal of Trust Account funds for payment of Delaware franchise tax	188,970	-
Net cash used in investing activities	156,473	(325,013,723)

Cash Flows from Financing Activities:
Proceeds from sale of common stock to initial stockholders	-	25,000
Proceeds from unsecured promissory note payable to Sponsor, net	300,000	157,873
Net proceeds from Public Offering, after payment of upfront underwriting fee	-	319,250,000
Net proceeds from private placement	-	7,500,000
Repayment of Sponsor note	-	(157,873)
Payment of offering costs	-	(550,300)
Net cash provided by financing activities	300,000	326,224,700
Increase in cash	(805,924)	805,924
Cash at beginning of period	805,924	-
Cash at end of period	$-	$805,924
Supplemental Disclosure of Non-Cash Financing Activities:
Accrued offering costs	$-	$107,920
Deferred underwriter fee	$-	$12,125,000

The accompanying notes are an integral part of these financial statements.

SILVER EAGLE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business Operations

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

Business Purpose

The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more operating businesses or assets. On December 31, 2014, the Company entered into a Contribution Agreement with Videocon d2h Limited, see Note 9.

Financing

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 2) was declared effective on July 25, 2013. The Company consummated the Public Offering on July 30, 2013, and, simultaneously with the closing of the Public Offering, the Sponsor and Dennis A. Miller purchased an aggregate of $7,500,000 of warrants in a private placement (as described in Note 3).

On July 30, 2013, approximately $325,000,000 from the Public Offering and private placement was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes, if any, and a one-time release of amounts necessary to pay Delaware franchise taxes for 2013 on a timely basis, none of the funds held in trust will be released until the earlier of: (i) the completion of a Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the Units sold in the Public Offering if the Company is unable to complete a Business Combination within 21 months from the closing of the Public Offering (April 30, 2015), or 24 months from the closing of the Public Offering (July 30, 2015) if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination by April 30, 2015 but has not completed the Business Combination by April 30, 2015.

Business Combination

A Business Combination is subject to the following size, focus and stockholder approval provisions:

Size/Control — The Business Combination must occur with one or more target businesses that together have a fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the Business Combination. The Company will not complete a Business Combination unless it acquires a controlling interest in a target company or is otherwise not required to register as an investment company under the Investment Company Act of 1940, as amended.

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

In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the warrants contained in the units sold in the Public Offering discussed in Note 3).

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement declared effective under the Securities Act of 1933, as amended (the “Securities Act”) or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that, when a standard is issued or revised and has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time that private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Reclass of Prior Period Amounts

While preparing its financial statements for the six months ended June 30, 2014, the Company identified and corrected an error related to the accounting for the Company’s changes in amounts subject to possible redemption for the year ended December 31, 2013. The Company determined that its changes in amounts subject to possible redemption should have been accounted for as an adjustment to additional paid-in capital instead of as an adjustment to accumulated deficit. There was no change in previously reported total assets, total liabilities, common stock subject to possible redemption or net loss attributable to common shares for any of the periods. The accompanying financial statements have been revised to reflect a balance in accumulated deficit with a corresponding increase of additional paid-in capital as of December 31, 2013. In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), the Company has evaluated these errors and, based on an analysis of quantitative and qualitative factors, has determined that they were not material to each of the prior reporting periods affected and no amendments of previously filed 10-Q or 10-K reports with the SEC are required.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with GAAP and pursuant to the rules and regulations of the SEC.

Development Stage Company

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requiremnts of companies previously identified as “Development State Entities” (Topic 915). The amendents in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data manintenance and, for those entities subject to audit, audit costs by elimiting the requirements for development stage entities to present inception-to-date information in the statements of income, cash flows and shareholder equity. Early application of each of the amendemnts is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or dicslose any information required by Topic 915. For public business entites, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company has adopted this standard for its reporting for the year ended December 31, 2014.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings, or in the absence of retained earnings, by charges against paid-in capital in accordance with ASC 480-10-S99. Accordingly, at December 31, 2014 and 2013, respectively, 30,543,709 and 30,843,261 public shares are classified outside of permanent equity at its redemption value.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants held by the Sponsor (see Note 4), as calculated using the treasury stock method. At December 31, 2014 and 2013, the Company had outstanding warrants to purchase 23,750,000 shares of common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted income (loss) per share of common stock because their inclusion would have been anti-dilutive. As a result, dilutive income (loss) per share of common stock is equal to basic income (loss) per share of common share.

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

There were no unrecognized tax benefits as of December 31, 2014 and 2013. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2013 or 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

Offering Costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders' equity upon the completion of the Public Offering. Accordingly, at December 31, 2014 and 2013, respectively, offering costs totaling approximately $550,330 and $550,300 (in addition to $5,750,000 in upfront and $12,125,000 in deferred underwriters fees) have been charged to stockholders’ equity.

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

Public Warrant Terms and Conditions

Exercise Conditions — Each Public Warrant entitles the holder to purchase one-half of one share of common stock at a price of $5.75. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Public Offering. However, if the Company does not complete a Business Combination on or prior to the 21-month (or 24-month) period allotted to complete the Business Combination, the Public Warrants will expire worthless at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Public Warrants during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement.

Registration Risk — In accordance with the Warrant Agreement, the Company will be required to use its best efforts to maintain the effectiveness of a registration statement relating to common stock which would be issued upon exercise of the Public Warrants. The Company will not be obligated to deliver any shares of common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of common stock underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue shares of common stock upon exercise of a warrant unless common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. Additionally, in the event that a registration statement is not effective at the time of exercise, the holders of such Public Warrants shall not be entitled to exercise such Public Warrants (except on a cashless basis under certain circumstances) and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle or cash settle the Public Warrants. Consequently, the Public Warrants may expire unexercised, unredeemed and worthless, and an investor in the Public Offering may effectively pay the full unit price solely for the shares of common stock included in the Public Units.

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

Founder Shares — On April 16, 2013, the Sponsor and Dennis A. Miller purchased 10,000,000 shares of common stock (the “Founder Shares”) for $25,000, or $.0025 per share. On June 18, 2013, in connection with a reduction in the size of the Public Offering, the Sponsor and Mr. Miller contributed, on a pro rata basis, an aggregate of 2,812,500 shares of the Company’s common stock to the Company at no cost for cancellation, resulting in the Sponsor and Mr. Miller owning an aggregate of 7,187,500 shares of the Company’s common stock. On July 10, 2013, the Sponsor and Mr. Miller transferred 35,000 Founder Shares on a pro rata basis to each of James M. McNamara and Ernest Del, each of whom paid a purchase price of $175 for their respective shares (at the same per-share purchase price initially paid by the Sponsor and Mr. Miller) and agreed to serve on the Company’s board of directors upon the closing of the Public Offering. On July 22, 2013, in connection with an increase of the size of the Public Offering, the Company effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in the Company’s initial stockholders holding an aggregate of 8,625,000 shares of the Company’s common stock. Each of the Company’s independent directors thereafter transferred at no cost 6,650 shares to the Sponsor and 350 shares to Mr. Miller.

The Founder Shares are identical to the common stock included in the units sold in the Public Offering, except that the Founder Shares are subject to certain transfer restrictions. The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Business Combination, or earlier if, subsequent to the Business Combination, the last sales price of the Company’s common stock (i) equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Company’s Business Combination, in which case fifty percent (50%) of the Founder Shares will be transferable, assignable or salable or (ii) equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Company’s Business Combination in which case the remaining fifty percent (50%) of the Founder Shares will be transferable, assignable or salable or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Forfeiture — As a result of the underwriters’ partial exercise of their over-allotment option for the Public Offering, the initial stockholders forfeited an aggregate of 500,000 Founder Shares on July 30, 2013, which the Company has cancelled. After giving effect to the forfeitures, the initial stockholders owned 8,125,000 shares, or 20% of the Company’s issued and outstanding shares.

In addition, a portion of the Founder Shares in an amount equal to 25% of the Founder Shares, or 5% of the Company’s issued and outstanding shares after the Public Offering and the partial exercise of the underwriters’ over-allotment option (the “Founder Earnout Shares”), will be subject to forfeiture by the Company’s initial stockholders. The number of Founder Earnout Shares is 2,031,250. The Founder Earnout Shares are subject to forfeiture as follows:

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

Private Placement Warrants

On July 30, 2013, the Sponsor and Dennis A. Miller purchased from the Company an aggregate of 15,000,000 Warrants at a price of $0.50 per Warrant (a purchase price of $7.5 million), in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one-half of one share of common stock at $5.75 per half share. The purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account pending completion of the Business Combination. The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Business Combination and will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants and have no net cash settlement provisions.

If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Private Placement Warrants will expire worthless.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans will hold registration rights to require the Company to register the sale of any of the securities held by them pursuant to a registration rights agreement. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act. In addition, these securityholders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the costs and expenses of filing any such registration statements.

5.	Other Related Party Transactions

Administrative Services

The Company has agreed to pay Mr. Graf, or an entity owned and controlled by him, a monthly consulting fee of $15,000 plus, in the event that Mr. Graf is no longer receiving medical insurance from an employer, an additional amount per month to reimburse Mr. Graf for the purchase of such insurance, for services prior to the completion of a Business Combination (regardless of the amount of services provided), including preparation of the Company’s financial statements, SEC filings, financial due diligence of targets for a Business Combination and negotiations of an agreement for a Business Combination. The Company incurred approximately $75,000 and $180,000 under this agreement for the period ended December 31, 2013 and the fiscal year ended December 31, 2014, respectively. Additionally, the Company will reimburse the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team by the Sponsor, members of the Sponsor, and the Company’s management team or their affiliates in an amount not to exceed $10,000 per month in the event such space and/or services are utilized and the Company does not pay a third party directly for such services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has incurred $ nil under this agreement for the period ended December 31, 2013 and the fiscal year ended December 31, 2014.

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

Convertible Note

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

As of December 31, 2014, the Company had drawn $300,000 upon the Convertible Note.

6.	Fair Value Measurements

The Company complies with ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of ASC 820 did not have an impact on the Company’s financial position or results of operations.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2014 and 2013 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments and cash held in Trust Account	$324,857,250	$324,857,250	$-	$-

Description	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments and cash held in Trust Account	$325,013,723	$325,013,723	$-	$-

United States Treasury Securities: The Company used Level 1 inputs to value the U.S. Treasury securities in the Trust Account for disclosure purposes.

7.	Income Taxes

Components of the Company’s deferred tax assets at December 31, 2014 and 2013 are as follows:

December 31, 2014

Net operating loss carryforwards	$94,455
Amortizable start-up costs	1,327,420
1,421,875
Valuation allowance	(1,421,875)
Deferred tax asset	$-

December 31, 2013

Net operating loss carryforwards	$30,000
Amortizable start-up costs	193,665
223,665
Valuation allowance	(223,665)
Deferred tax asset	$-

The Company established valuation allowances of approximately $1,422,000 and $224,000 as of December 31, 2014 and 2013, respectively, which fully offset the deferred tax assets of approximately $1,422,000 and $224,000, respectively. The deferred tax asset results from applying an effective combined federal and state tax rate of 40% to start-up costs of approximately $3,319,000 and net operating losses of approximately $236,000. The Company’s net operating losses will expire beginning in 2033. Effective tax rates differ from statutory rates due to timing differences in the deductibility of expenses and the establishment of the valuation allowance.

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

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2014 and 2013, there were no shares of preferred stock outstanding

9.	Subsequent Events

Contribution Agreement

On December 31, 2014, the Company entered into a Contribution Agreement with Videocon d2h Limited (“Videocon d2h”), pursuant to which the Company will contribute a cash amount of at least $200,850,000 to Videocon d2h in exchange for newly issued equity shares of Videocon d2h, represented by American Depositary Shares of Videocon d2h (the “ADSs”), which ADSs will be delivered (or directly credited) to the Company’s stockholders of record as of the close of business on a date to be determined by the board of directors of the Company (such stockholders, the “Distribution Record Holders”). On February 3, 2015, the Company entered into Amendment No. 1 to the Contribution Agreement (the “Amendment”) which amends the Contribution Agreement, dated December 31, 2014, between the Company and Videocon d2h (the agreement, as amended, the “Contribution Agreement”).

The Contribution Agreement provides that the actual number of ADSs to be received by the Distribution Record Holders, which will substantially depend on the amount of shares of the Company’s common stock that the public holders of the Company’s common stock elect to redeem in connection with the vote to approve the Contribution Agreement and the Transaction, will result in the non-redeeming stockholders of the Company, including the Sponsor, owning between 33.42% and 38.42% of Videocon d2h’s equity shares (excluding any applicable adjustments due to currency exchange rate fluctuation described below) upon the closing (the “Closing”) of the transactions contemplated by the Contribution Agreement (collectively, the “Transaction”), without taking into account the issuance of the earn-out shares to the current principal shareholders of Videocon d2h described below or the issuances to the Sponsor and Mr. Saurabh Dhoot described below.

The ownership percentage resulting from delivery of ADSs is subject to certain adjustments. The number of ADSs to be issued may be adjusted if the exchange rate between the Indian Rupee and the U.S. Dollar on the effective date of the registration statement on Form F-4 filed by Videocon d2h for the newly issued equity shares has fluctuated by more than 3% since the rate prevailing on the date of the Contribution Agreement, subject to a limit in either direction of 10% more or less equity shares being issued. If such exchange rate fluctuates by more than 10% against the rate prevailing on the date of the Contribution Agreement, the parties may terminate or renegotiate the Contribution Agreement.

The current principal shareholders of Videocon d2h will be entitled to receive by way of a bonus issue of shares (or such other form of share issue as determined by the independent members of the Board of Directors of Videocon d2h) 46,720,000 equity shares, which is equivalent to 11,680,000 ADSs upon satisfaction of certain share price performance hurdles of the ADSs on the NASDAQ Stock Market being satisfied within three years of the initial listing of the ADSs. In addition, if, following the Closing, a draft “red herring” prospectus is filed with the Securities and Exchange Board of India for an initial public offering of Videocon d2h’s shares in India, then any earn-out shares not previously issued will become immediately issuable to the current principal shareholders of Videocon d2h prior thereto, so long as such earn-out shares may not be directly or indirectly sold, transferred, pledged or hedged and so long as in the event that the performance hurdles are not subsequently satisfied, Videocon d2h and the principal shareholders agree to undertake necessary actions to cause the effect of such issuance to be nullified.

The Sponsor will be entitled to receive by way of a bonus issue of shares 5,200,000 equity shares to be represented by 1,300,000 ADSs increasing ratably to a maximum of 8,000,000 equity shares to be represented by 2,000,000 ADSs based on the applicable actual contribution amount contributed by the Company to Videocon d2h in the Transaction, subject to the satisfaction of certain share price performance hurdles of the ADSs on the NASDAQ Stock Market being satisfied within three years of the initial listing of the ADSs. In addition, if following the Closing, a draft “red herring” prospectus is filed with the Securities and Exchange Board of India for an initial public offering of Videocon d2h’s shares in India, then any earn-out shares not previously issued will become immediately issuable to the Sponsor prior thereto, so long as such earn-out shares may not be directly or indirectly sold, transferred, pledged or hedged and so long as in the event that the performance hurdles are not subsequently satisfied, Videocon d2h and the Sponsor agree to undertake necessary actions to cause the effect of such issuance to be nullified. In the event that Videocon d2h is not permitted to make such an issuance, Videocon d2h shall make such other issuances that would result in the Sponsor receiving the same economic rights, benefits and privileges.

In the event that Videocon d2h issues shares to the Sponsor and current shareholders of Videocon d2h by way of a bonus issue, the holders of the ADSs (including any holders of equity shares underlying such ADSs), other than the Sponsor, shall have no interest in or entitlement to equity shares issued pursuant to such bonus issue, and such holders shall be deemed to have waived their interest in or entitlement to equity shares issued pursuant to such bonus.

The Transaction is conditioned on Videocon d2h’s adoption of a stock option plan and subsequent grant to Mr. Saurabh Dhoot of stock options exercisable to receive 2,800,000 equity shares, which is equivalent to 700,000 ADSs, with such options vesting and becoming exercisable upon satisfaction of certain share price performance hurdles of the ADSs on the NASDAQ Stock Market being satisfied within three years of the initial listing of the ADSs.

